Form 10-K
period 2025-12-31
SOLV Energy, Inc.
filed 2026-03-25
CIK 2065636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to     .

Commission file number 001-43117

SOLV Energy, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-4537250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16680 West Bernardo Drive, San Diego, CA 92127

(Address of principal executive offices) (Zip Code)

(858) 251-4888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	MWH	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

Number of shares of the Registrant’s Class A Common Stock as of March 24, 2026: 115,348,571 shares

Number of shares of the Registrant’s Class B Common Stock as of March 24, 2026: 87,141,865 shares

SOLV ENERGY, INC. 2025 FORM 10-K

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report may be forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures and debt service obligations, such as those contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many of the forward-looking statements contained in this Annual Report can be identified by the use of forward-looking words such as “anticipate,” “believe,” “could,” “expect,” “should,” “plan,” “may,” “will,” “intend,” “estimate” and “potential,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology, but not all forward-looking statements include such identifying words.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, including, but not limited to, those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Annual Report. Any forward-looking statement made by us in this Annual Report speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth more fully in “Item 1A. Risk Factors.”

•

A wide range of factors, many that are beyond our control, can impact the timing, performance or profitability of our projects, any of which can result in additional costs to us, reductions or delays in revenues, the payment of liquidated damages by us or project termination;

•	our results of operations, financial condition and other financial and operational disclosures are based upon estimates and assumptions that may differ from actual results or future outcomes;

•

changes in estimates related to revenues and costs associated with our contracts with customers could result in a reduction or elimination of revenues, a reduction of profits or the recognition of losses;

•	backlog may not be realized or may not result in profits and may not accurately represent future revenue;

•

the imposition of additional duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other governments could have a material adverse effect on our business, financial condition and results of operations;

•	our results of operations may vary significantly from quarter to quarter;

•

the reduction, elimination or expiration of government incentives for, or regulations mandating the use of, renewable energy and battery storage specifically could have a material adverse effect on our business, financial condition and results of operations;

•

limitations on the availability or an increase in the price of materials, equipment and subcontractors that we and our customers depend on to complete and maintain projects could have a material adverse effect on our business, financial condition and results of operations;

•

our business is labor-intensive, and we may be unable to attract and retain qualified employees or we may incur significant costs in the event we are unable to efficiently manage our workforce or the cost of labor increases;

•	the loss of, or reduction in business from, certain significant customers could have a material adverse effect on our business, financial condition and results of operations;

•

many of our contracts may be canceled or suspended on short notice or may not be renewed upon completion or expiration, and we may be unsuccessful in replacing our contracts, which could have a material adverse effect on our business, financial condition and results of operations;

•

we may fail to adequately recover on contract modifications against project owners for payment or performance, which could have a material adverse effect on our business, financial condition and results of operations;

•	the nature of our business exposes us to potential liability for warranty, engineering and other related claims;

•	during the ordinary course of our business, we are subject to lawsuits, claims and other legal proceedings, as well as bonding claims and related reimbursement requirements;

•	we can incur liabilities or suffer negative financial or reputational impacts relating to health and safety matters;

•

disruptions to our information technology systems or our failure to adequately protect critical data, sensitive information and technology systems could have a material adverse effect on our business, financial condition and results of operations;

•

any deterioration in the quality or reputation of our brands, which can be exacerbated by the effect of social media or significant media coverage, could have a material adverse effect on our business, financial condition and results of operations;

•	the loss of, or our inability to attract or keep, key personnel could disrupt our business;

•	our inability to successfully execute our acquisition strategy may have an adverse impact on our growth;

•	we may be unable to compete for projects if we are not able to obtain surety bonds, letters of credit or bank guarantees;

•

we are generally paid in arrears for our services and may enter into other arrangements with certain of our customers, which could subject us to potential credit or investment risk and the risk of client defaults;

•

insurance and claims expenses, as well as the unavailability or cancelation of third-party insurance coverage, could have a material adverse effect on our business, financial condition and results of operations;

•	our business and results of operations are subject to physical risks including those associated with climate change;

•

our business is subject to operational hazards, including, among others, damage from severe weather conditions and electrical hazards, that can result in significant liabilities, and we may not be insured against all potential liabilities;

•

increasing scrutiny and changing expectations from various stakeholders with respect to corporate sustainability practices may impose additional costs on us or expose us to reputational or other risks;

•	our unionized workforce and related obligations may have a material adverse effect on our business, financial condition and results of operations;

•	our inability to maintain, protect or enforce our rights in intellectual property could adversely affect our business;

•

we may be subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies;

•	we use Artificial Intelligence (“AI”) technologies in our business, and the deployment, use, and maintenance of these technologies involve significant technological and legal risks;

•

projects in our industry can have long sales cycles requiring significant upfront investment of resources which, if they do not result in a project, could adversely affect our business, financial condition and results of operations;

•	regulatory requirements applicable to our industry and changes in current and potential legislative and regulatory initiatives may adversely affect demand for our services;

•

we are subject to complex federal, state and other environmental, health and safety laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities;

•

any failure to maintain effective internal control over financial reporting or remediate our material weaknesses in our internal control over financial reporting may result in our being unable to accurately or timely report our financial condition or results of operations, which could negatively impact the market value of our Class A common stock; and

•	the expenses that are required in order to operate as a public company could be material.

Certain Definitions

Unless otherwise specified or the context requires otherwise in this Annual Report, all references to:

•	“AC” refers to alternating current.

•	“American Securities” or “Sponsor” refers to American Securities LLC, a private equity firm, and affiliated funds managed by American Securities.

•	“ASPE” refers to ASP Endeavor Acquisition LLC, the parent company of CS Energy.

•	“Blocker Companies” refers to ASP VIII SOLV LP and ASP VIII CSE LP.

•

“Blocker Shareholders” refers collectively to the owners of the Blocker Companies prior to the acquisition of the Blocker Companies by SOLV Energy, Inc., who exchanged their interests in the Blocker Companies for shares of our Class A common stock in connection with the consummation of the Transactions, and includes any aggregator vehicle to which such owners contribute such shares of Class A common stock in connection with the consummation of the Transactions.

•	“CCGT” refers to combined cycle gas turbine, a type of power plant that uses both a gas turbine and a steam turbine to generate electricity using natural gas.

•

“Continuing Equity Owners” refers collectively to direct and indirect holders of LLC Interests and our Class B common stock immediately following consummation of the Transactions, including American Securities, Management Holders and other minority investors and their respective permitted transferees who may exchange at each of their respective options (other than, prior to the Management Elective Redemption Date, Management Holders), in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock (and such shares shall be immediately cancelled)) for, at our election, cash or newly-issued shares of our Class A common stock.

•	“CS Energy” refers to CS Energy, LLC and CS Energy Devco, LLC.

•	“CS Merger” refers to the merger, on October 7, 2024, of ASPE with SOLV Energy Holdings LLC, pursuant to which SOLV Energy Holdings LLC was the surviving entity.

•	“DC” refers to direct current.

•	“EBOS” refers to electrical balance of system, which includes wiring, junction boxes, connections and disconnect switches used in solar and battery energy storage projects.

•

“EPC” refers to engineering, procurement and construction, a type of contracting where the contractor performs design and engineering services for the project, procures key equipment used in the project and builds the project, such as a solar power plant.

•

“FNTP” refers to full-notice-to-proceed and may also be referred to as “NTP” or notice-to-proceed. FNTP/NTP is a mechanism in some EPC contracts which upon enactment, entitles us to proceed with the full scope of work and have an enforceable right to consideration for all costs incurred, subject to the terms and conditions of the underlying contract. Not all EPC contracts have an FNTP/NTP mechanism as the execution of the contract itself constitutes FNTP/NTP.

•	“GW” refers to gigawatts, a unit of measurement of electrical power.

•	“HVAC” refers to heating, ventilation and air conditioning.

•

“Holdco Term Loan Credit Agreement” refers to that certain Amended and Restated Credit Agreement, dated as of October 7, 2024, among SOLV Energy Holdings LLC, Wilmington Trust, National Association (or any of its designated branch offices or affiliates), as administrative agent for the secured parties, and the lenders from time to time party thereto, as amended on January 9, 2025 by that certain Amendment No. 1 to

Amended and Restated Credit Agreement (“Amendment No. 1 to the Holdco Term Loan Credit Agreement”), among SOLV Energy Holdings LLC, Wilmington Trust, National Association (or any of its designated branch offices or affiliates), as administrative agent for the secured parties, and the lenders from time to time party thereto.

•

“IPO” refers to our initial public offering, which we completed on February 12, 2026, and through which we offered and sold 23,575,000 shares of our Class A common stock at a price to the public of $25.00 per share, which includes the exercise in full by the underwriters of their option to purchase an additional 3,075,000 shares of our Class A common stock. The gross proceeds to us from the IPO were $589.4 million, before deducting underwriting discounts.

•	“kWh” refers to kilowatt hour, the amount of energy produced or consumed in a single hour.

•	“LLC Interests” refers to the common units of SOLV Energy Holdings LLC.

•

“LNTP” refers to limited-notice-to-proceed agreements, which authorize us to proceed with limited activities on a given EPC contract (e.g., perform initial engineering and site investigation work, procure long lead time equipment) in exchange for a payment that is typically creditable to the overall contract price if the customer uses us to build the project.

•

“Management Elective Redemption Date” refers to the earlier to occur of (i) the date upon which American Securities (excluding, for the avoidance of doubt, Management Holdings) owns, directly or indirectly, less than twenty percent (20%) of the aggregate economic interests of the Company and (ii) the third anniversary of the IPO.

•

“Management Holders” refers to the executive officers of SOLV Energy, Inc. and other employees, former employees and other service providers of SOLV Energy, Inc. and its direct and indirect subsidiaries who are limited partners of Management Holdings.

•	“Management Holdings” refers to SOLV Energy Management Holdings LP, which is an affiliate of, and controlled by, American Securities.

•	“MW” refers to megawatt, a unit of measurement of electric power. In the context of solar energy, MW is generally used to describe the power generating capacity of a solar system.

•	“NERC CIP” refers to the North American Electric Reliability Corporation Critical Infrastructure Protection.

•

“New Revolving Credit Facility” refers to the $200.0 million revolving credit facility available under that certain Credit Agreement, dated as of February 12, 2026, by and among SOLV Energy Acquisition LLC, SOLV Energy Intermediate Holdings LLC, the lenders party thereto and KeyBank National Association, as administrative agent, which facility matures on February 12, 2031.

•	“O&M” refers to operations and maintenance.

•

“Original Equity Owners” refers to the direct and indirect owners of LLC Interests prior to the consummation of the Transactions, collectively. Prior to the consummation of the Transactions, SOLV Energy Parent Holdings LP was the sole holder of LLC Interests. As used throughout this Annual Report, Original Equity Owners is deemed to include the indirect holders of LLC Interests, including American Securities, certain executive officers, employees and other minority investors.

•	“Prior Credit Facilities” refers to the Prior Revolving Facility and the Term Loans. The Prior Credit Facilities were repaid and terminated in connection with the IPO.

•

“Prior Revolving Facility” refers to the $90,000,000 revolving credit facility available under that certain Credit Agreement, dated as of December 23, 2021 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among SOLV Energy Acquisition LLC, SOLV Energy Parent LLC (f/k/a AS Renewable Technologies Intermediate LLC), SOLV Energy Intermediate Holdings LLC (f/k/a AS Renewable Technologies Intermediate II LLC), the lenders party thereto and KeyBank National Association, as administrative agent. The Prior Revolving Facility was terminated in connection with the IPO.

•	“PV” refers to photovoltaic, i.e., the conversion of light into electricity using semiconducting materials, such as solar cells.

•	“SCADA” refers to supervisory control and data acquisition.

•	“SOLV,” the “Company,” “our company,” “we,” “us” and “our” refer to SOLV Energy, Inc. and its subsidiaries, including SOLV Energy Holdings LLC.

•	“SOLV Energy Holdings LLC Agreement” refers to SOLV Energy Holdings LLC’s amended and restated limited liability company agreement.

•

“SOLV Manager” refers to ASP VIII SOLV LP, a wholly-owned subsidiary of SOLV Energy, Inc. and the sole managing member of SOLV Energy Holdings LLC and through which SOLV Energy, Inc. controls the business and affairs of SOLV Energy Holdings LLC and its direct and indirect subsidiaries.

•	“Swinerton” refers to Swinerton Incorporated, our former parent.

•	“T&D” refers to transmission and distribution.

•

“Tax Receivable Agreement” refers to the Tax Receivable Agreement, dated February 10, 2026, entered into by and among SOLV Energy, Inc., SOLV Energy Holdings LLC, the Continuing Equity Owners, the Blocker Shareholders and the other persons from time to time that may become a party thereto (collectively, the “TRA Participants”) in connection with the IPO, pursuant to which, among other things, SOLV Energy, Inc. is required to pay to the TRA Participants 85% of the tax benefits, if any, that it realizes, or is deemed to realize, as a result of certain tax benefits covered by the Tax Receivable Agreement as described in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement.”

•

“Term Loans” refers to (i) the initial term loans made to SOLV Energy Holdings LLC pursuant to the Holdco Term Loan Credit Agreement, in an original principal amount of $373,687,500, and (ii) the incremental term loans made to SOLV Energy Holdings LLC pursuant to Amendment No. 1 to the Holdco Term Loan Credit Agreement, in an original principal amount of $32,500,000. In connection with the IPO, the Term Loans were repaid in full.

•	“Transactions” refers to the reorganizational transactions, the redemption of units held by a minority investor, the IPO and the application of the net proceeds therefrom.

Presentation of Financial Results

This Annual Report includes historical consolidated financial information and other data for SOLV Energy Holdings LLC, which is the accounting predecessor of SOLV Energy, Inc. prior to the IPO. Accordingly, this Annual Report contains the following historical financial statements:

•

SOLV Energy, Inc. Other than the balance sheet, dated as of December 31, 2025, the historical financial information of SOLV Energy, Inc. is not included in this Annual Report as it is a newly incorporated entity, had no business transactions or activities prior to the consummation of the Transactions and the IPO and had no assets or liabilities during the periods presented in this Annual Report.

•

SOLV Energy Holdings LLC. SOLV Energy Holdings LLC is the accounting predecessor, and the surviving entity, of the CS Merger. Due to the common control ownership of SOLV Energy Holdings LLC, CS Energy, LLC and CS Energy Devco, LLC since 2021, the historical financial information of SOLV Energy Holdings LLC was recast similar to the pooling of interest method and retrospectively adjusted for all periods presented to reflect the combined results of operations, financial position and cash flow of both entities as if the merger had occurred at the earliest period presented, January 1, 2023.

Certain monetary amounts, percentages and other figures included in this Annual Report have been subject to rounding adjustments. Percentage amounts included in this Annual Report have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Annual Report may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Annual Report. Certain other amounts that appear in this Annual Report may not sum due to rounding.

The Transactions

SOLV Energy, Inc., a Delaware corporation, was formed on April 1, 2025 and was the issuer of the Class A common stock in the IPO. Prior to the IPO, all of our business operations were conducted through SOLV Energy Holdings LLC and its direct and indirect subsidiaries. Prior to the Transactions, SOLV Energy Parent Holdings LP was the sole holder of common stock of SOLV Energy, Inc. In connection with the IPO, we consummated the following organizational transactions:

•

we amended and restated the limited liability company agreement of SOLV Energy Holdings LLC to, among other things, (i) recapitalize all of the ownership interests in SOLV Energy Holdings LLC into LLC Interests and (ii) appoint a wholly-owned subsidiary of SOLV Energy, Inc. as the sole managing member of SOLV Energy Holdings LLC;

•

we amended and restated our certificate of incorporation to, among other things, provide for (i) Class A common stock, with each share of our Class A common stock entitling its holder to one vote per share on all matters presented to our stockholders generally and (ii) Class B common stock, with each share of our Class B common stock entitling its holder to one vote per share on all matters presented to our stockholders generally, and that shares of our Class B common stock may only be held by the Continuing Equity Owners and their respective permitted transferees;

•	SOLV Energy Parent Holdings LP was liquidated by distributing LLC Interests and nominal cash to the Continuing Equity Owners and merging into SOLV Energy Holdings LLC;

•

we acquired, directly and indirectly, LLC Interests held by certain of the Continuing Equity Owners, by means of one or more contributions in exchange for 91,773,571 shares of our Class A common stock;

•	we issued 87,141,865 shares of our Class B common stock to the Continuing Equity Owners, which is equal to the number of LLC Interests held by such Continuing Equity Owners, for nominal consideration;

•	the Blocker Shareholders contributed their equity interests in the Blocker Companies to SOLV Energy, Inc. in exchange for shares of Class A common stock;

•

we issued 23,575,000 shares of our Class A common stock to the purchasers in the IPO (including 3,075,000 shares after the underwriters exercised in full their option to purchase additional shares of Class A common stock) in exchange for net proceeds of approximately $552.5 million based upon an IPO price of $25.00 per share, less the underwriting discounts and commissions;

•

we used the net proceeds from the IPO to purchase 23,575,000 newly issued LLC Interests from SOLV Energy Holdings LLC at a price per unit equal to the IPO price, less the underwriting discounts and commissions;

•

we caused SOLV Energy Holdings LLC to use the net proceeds from the sale of LLC Interests to SOLV Energy, Inc. to repay in full approximately $405.6 million of amounts due upon repayment under the Term Loans, and, with respect to the remainder, for general corporate purposes, which could include growth initiatives, including potential merger and acquisition opportunities; and

•	we entered into the Tax Receivable Agreement with SOLV Energy Holdings LLC and each of the TRA Participants.

PART I

ITEM 1.	BUSINESS.

We are incorporated under the laws of the state of Delaware, and our Class A common stock is listed on the Nasdaq Stock Market LLC (“Nasdaq”) under the trading symbol “MWH.” Our operations are located in the United States. Our corporate headquarters are located at 16680 West Bernardo Drive, San Diego, California.

We are a leading provider of infrastructure services to the power industry, including engineering, procurement, construction, testing, commissioning, operations, maintenance and repowering. We have constructed more than 500 power plants representing over 21 GWdc of generating capacity since we were founded in 2008, and we currently provide, or are under contract to provide, O&M services under long-term agreements to 150 operating power plants representing over 21 GWdc of generating capacity. Engineering News Record ranks us the second largest solar contractor in the United States based on 2024 revenues and the seventh largest contractor in power overall. We also believe we are a leading builder of high-voltage substations in the southwestern United States.

We specialize in designing, building and maintaining utility-scale solar and battery storage projects with capacities of 200 MWdc and larger and related T&D infrastructure. We built one in every nine MWs of utility-scale solar projects constructed in the United States from 2014 to 2024 and were the second largest builder of battery energy storage systems in 2024 according to Solar Power World. We are the second largest provider of O&M services to existing utility-scale solar energy projects in the Americas based on the number of MWdc managed in 2024 according to Wood Mackenzie. As of December 31, 2025, 93% of our total backlog was EPC services and 7% was O&M services, including estimated corrective maintenance.

Demand for new generation capacity and related infrastructure services is growing rapidly in the United States. The combination of growth in the number and capacity of data centers, manufacturing reshoring, increasing use of HVAC caused by more extreme weather, electrification of industrial processes and retirement of existing coal-fired generation facilities are resulting in rapid load growth that cannot be met by existing generation capacity. According to Wood Mackenzie, an average of 65 GWac of new generation capacity will be constructed annually in the United States from 2025 through 2034 which is nearly double the prior ten-year period’s average. Solar and battery storage projects will account for 66% of the capacity added from 2025 through 2034 compared with 42% over the prior ten year period, according to Wood Mackenzie. Solar and battery storage are increasing as a percentage of new generation because they are easier to permit, use equipment that is more readily available, deliver a lower levelized cost of energy and are faster to build than competing forms of power generation such as gas and nuclear. As of December 31, 2025, we had backlog of approximately $8.0 billion. Our revenue in future periods may differ from the amounts in our backlog due to contract changes or terminations and other factors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Backlog” for a discussion of our backlog.

Our customers include project developers, independent power producers and utilities. Our new construction projects are typically executed over 12 to 18 months pursuant to one or more LNTP agreements followed by a lump sum EPC contract. Under LNTP agreements, our customers pay us to perform initial engineering and site investigation work, procure long lead time equipment and begin initial mobilization of our workforce and equipment, the results of which we use to refine our price to construct the project. LNTP agreements significantly reduce our risk because they allow us to identify unforeseen costs and incorporate them into our price prior to entering into the EPC contract. Our customers also benefit from LNTP agreements because they reduce the probability that there will be unforeseen change orders or delays during construction.

We provide O&M services pursuant to long-term contracts that typically obligate the customer to pay us a fixed fee for operations and routine preventative maintenance and additional fees for corrective maintenance on a time and materials basis. Since January 2022, we have generated annual corrective maintenance revenues equal to 70% to 90% of the amount our customers pay us in fixed fees for operations and preventative maintenance services. Our O&M contracts typically have a minimum term of five years and renew automatically for successive one-year periods at the end of the initial term. When a customer enters into an O&M agreement with us, they typically give us operational control of their power plants which we manage through a NERC-registered medium impact control center located in our San Diego headquarters. Our control center enables us to provide our customers remote monitoring, diagnostic and dispatch capabilities on a 24/7 basis, utilizing real-time data to remotely detect plant performance issues, identify targeted solutions and dispatch field technicians for repair and maintenance services. Our control center captures an aggregate of approximately 2 million data points per second across all of the power plants that we manage. We use this data to improve our construction methods, make better equipment selections and gain insights into ways to improve uptime and increase energy generation for our customers. Many of our customers that use us to build new power plants also use our O&M services.

We are headquartered in San Diego, California and have 14 additional locations across the United States. We operate a NERC CIP compliant control center in our San Diego headquarters that we use to monitor and manage the operations of our customers’ power plants.

We were founded in 2008 as Swinerton Renewable Energy (“SRE”) and operated as a division of Swinerton Builders, one of the largest employee-owned commercial construction firms in the U.S. and a wholly-owned subsidiary of Swinerton. We were acquired by American Securities in December 2021, along with SOLV, Inc., a subsidiary we formed in 2012 to provide operating and maintenance services to both in-house and third-party power plants. Following our acquisition by American Securities, SRE and SOLV Inc. were rebranded as SOLV Energy. In October 2024, we merged with CS Energy, LLC, a leading provider of EPC services for solar and battery storage focused on the East and Southeast regions of the United States.

Our Lifecycle Approach

We offer an integrated suite of services to meet the needs of our customers throughout the entire lifecycle of their projects, from initial design through operation. Our services for new projects include engineering, equipment procurement, construction, testing and commissioning. We generally refer to these services as “EPC services.” Our services for existing projects include monitoring, preventative maintenance, corrective maintenance, upgrading and repowering. We generally refer to these services as “O&M services” and the combination of EPC and O&M services as our “lifecycle approach.” We believe we are the only top five EPC that offers O&M services at scale and the only top five O&M services provider that offers EPC services at scale. We have designed our service offering with the goal of becoming a long-term partner to our customers who creates value for them throughout the life of their projects. We believe our lifecycle approach enables us to:

•

Demonstrate value-add to customers by increasing their revenue potential and reducing their O&M costs, rather than just minimizing initial construction cost. Under our lifecycle approach, we work with our customers to design their projects, select equipment and integrate the systems on site to maximize energy generation and minimize unnecessary maintenance. We also seek to provide ongoing O&M services after the project is operational to ensure it delivers peak performance. Our competitors who only provide construction services do not have the long-term operating data that we have access to through our O&M services so we do not believe they can offer the same insights into project design, equipment selection and system integration that we can. Our competitors who only provide O&M services are limited in their ability to influence the performance of a project because they do not play a role in designing the project or selecting the equipment used in it like we do.

•

Bring our customers capabilities that “O&M only” companies cannot. Through our new construction business, we have significant resources, including more than 1,600 craftworkers and technicians in the field, and a fleet of over 770 vehicles and trucks and more than 160 pieces of earthmoving and other heavy equipment. We use these resources to provide services to our O&M customers that we believe most “O&M only” companies are unable to self-perform, including repairing major damage from weather events such as hailstorms, hurricanes and tornadoes; performing major equipment upgrades; expanding sites to add incremental generation capacity or battery storage; and repowering.

•

Generate long-term, recurring revenues. Our lifecycle approach creates recurring revenues through multi-year O&M agreements and related corrective maintenance work on both the power plant and its transmission infrastructure. Since January 2022, we have generated annual corrective maintenance revenues equal to 70% to 90% of the amount our customers pay us in fixed fees for operations and preventative maintenance services. Our O&M contracts have a minimum term of five years and typically renew automatically at the end of the term for successive one-year terms.

•

Create incumbency that makes it difficult for our competitors to displace us. Solar energy and battery storage projects have useful lives of 35 years and 20 years, respectively, according to the U.S. Energy Information Administration (“EIA”), and a power plant’s interconnection can be renewed indefinitely. Our lifecycle approach creates continuous interaction with our customers and their projects, which gives us knowledge of their facilities and operations that no other service providers have. We have maintained an on-site presence at some of our customers’ projects since we began offering O&M services. Continuous interaction with our customers and their sites creates incumbency that we believe makes it difficult for our competitors to displace us.

•

Identify new business opportunities our competitors may never see. We remotely monitor and have a constant on-site presence at, or have our service technicians routinely visit, all of the power plants we manage. Our continuous interaction with our customers’ projects allows us to identify maintenance, expansion and repowering opportunities at their sites that our competitors may never see.

•

Maximize our revenue potential from each project. According to the National Renewable Energy Laboratory (“NREL”), the average owner of a utility-scale solar plus battery storage project will spend $0.82 per wattdc on EPC services, $0.20 per wattdc on preventative maintenance and $0.07 per wattdc on corrective maintenance and $0.10 per wattdc on inverter replacement over its 35 year life. An owner of a utility-scale solar plus battery storage project will also spend $0.07 per wattdc on asset management and $0.37 per wattdc on battery augmentation according to NREL which are not services that we currently provide. We believe our lifecycle approach enables us to maximize our revenue potential from every project we build by providing services throughout the project’s entire lifecycle.

•

Leverage long-term operating data to improve construction methods, make better equipment selections, improve uptime and increase energy generation. Our control center captures approximately two million data points per second on every power plant that we manage. We have accumulated more than 50 terabytes of operating data across the power plants we monitor through our proprietary Vitals O&M analytics platform, which we believe represents one of the largest repositories of operating data on solar and battery storage projects in the world. We use the operating data that we have gathered to improve our construction methods and make better equipment selections as well as gain insights into ways to improve uptime and increase energy generation for our customers.

Our Market Opportunity

New Construction. Demand for our EPC services is driven primarily by investment in solar and battery storage projects with capacities of 200 MWdc and larger in the United States. According to NREL, average EPC costs are approximately $0.64 per wattdc for standalone solar projects, $0.24 per wattac for standalone battery storage projects and $0.82 per wattdc for solar plus storage projects (“hybrids”).

Assuming constant average selling prices, annual investment in utility-scale solar, storage and hybrid projects with capacities of 200 MW and greater is forecast to grow 12.1% from 2026 to 2031, representing a compound annual growth rate of 2.3% according to Wood Mackenzie. Key drivers of continued growth in investment in solar and battery storage projects include:

•

Unprecedented load growth that is creating an urgent need for new generation. Annual electricity consumption in the United States will grow 28% from 2024 to 2034 compared with only 5% over the prior ten year period from 2014 to 2024 according to Wood Mackenzie and the EIA. Demand for power is growing rapidly as more data centers are constructed; businesses move manufacturing operations back to the United States; more extreme temperatures cause businesses and consumers to use more HVAC; and more commercial and industrial processes are electrified. For example, real annualized investment in manufacturing facilities and data centers has been nearly three times the 1993 to 2020 average since October 2023 according to the U.S. Census Bureau.

•

Insufficiency of existing and planned fossil generation to meet demand. Peak electricity demand in the United States is expected to increase by 91 GWac from 2025 to 2030 according to Wood Mackenzie. Wood Mackenzie estimates that ramping up the existing fossil generation fleet and planned new gas generation can only provide 37 GWac of incremental capacity, net of retirements, over the same period. As a result, meeting the remaining 54 GWac of peak electricity demand will require other types of generation, including solar, wind and storage. For example, meeting 54 GWac of peak electricity demand with just solar could require approximately 300 GWdc of solar projects assuming an average capacity accreditation of 23% and a DC-to-AC ratio of 0.77.

•

Shorter construction timelines and equipment lead times compared to other forms of generation. Utility-scale solar energy projects with capacities of 200 MWdc and larger can typically be constructed in 18 months or less, which compares to approximately four years and nine years for natural gas-fired and nuclear power plants, respectively, according to Bloomberg New Energy Finance (“BNEF”). The lead time required for new natural gas-fired generation may also grow in the future as several major gas turbine manufacturers have reported multi-year order backlogs and sold out capacity. For example, the lead time for a new gas turbine is over five years while the lead times for solar modules, trackers and inverters are less than six months according to Wood Mackenzie. The shorter lead times required to bring new solar energy and battery storage projects online make them an attractive source of new generation capacity in regions with accelerating load growth.

•

Corporate offtakers’ preference for carbon-free power. According to Wood Mackenzie, 62% of power purchase agreements (“PPAs”) in the United States in 2024 and the first half of 2025 were signed with corporate offtakers and 90% of those PPAs were with wind and solar projects. Data center offtakers who, according to Wood Mackenzie, are expected to account for approximately 63% of the increase in electricity consumption from 2025 to 2034, prefer carbon free power which is underscored by the commitment of the top 10 data center owners in the United States to use 100% carbon-free power according to BNEF.

•

Lower cost and less environmental impact than natural gas-fired generation. Wood Mackenzie estimates that the levelized cost of energy for utility-scale solar with trackers including the investment tax credit (“ITC”); utility-scale solar with trackers excluding the ITC; and hybrids including the ITC for the battery storage system is $56.01, $72.14 and $75.65 per MWh, respectively, which compares with $106.50 per MWh for gas CCGTs. Additionally, the capital cost per megawatt for hybrids increased just 1% from 2020 to 2025, while the capital cost for gas CCGTs increased 43% over the same period according to Wood Mackenzie. Solar energy’s lower levelized cost of energy and capital cost per megawatt, combined with its lack of greenhouse gas emissions make it an attractive source of new generation capacity to utilities, corporations and the public when compared to new gas-fired generation. The falling cost of battery technologies is also making it possible for solar to compete with natural gas-fired as economical base load generation in certain areas of the United States.

•

Advanced permitting and interconnection. Obtaining approval to connect a new power plant to the grid can take between four and nine years, according to Enverus. As a result, only projects that are currently in the interconnection queue are likely to come online over the next several years. As of November 2025, solar and battery storage projects represented approximately 75% of the generation in the interconnection queue, according to Wood Mackenzie.

•

Growing demand for battery storage. Rising power prices and falling system costs have enabled more use cases for battery storage including firming renewables, load shifting, peak shaving, energy arbitrage and deferral of T&D investment. According to Wood Mackenzie, utility-scale battery storage capacity installed will increase from 85 GWh in 2025 to 859 GWh in 2034.

•

Retirements of coal-fired generation. Nearly 150 GWac of coal-fired and other generating capacity representing 11% of the existing generation fleet in the United States as of year-end 2024 is slated to be retired from 2025 through 2034, according to Wood Mackenzie. In most cases, these facilities must be replaced with new power plants to ensure the regions they serve will have adequate power to meet the growing needs of businesses and consumers.

•

Inelasticity of power demand. Installations of solar projects have continued to grow even as PPA prices have increased. For example, according to Wood Mackenzie and Berkeley Labs, annual installations of solar projects increased from 7.9 GWdc in 2019 to 41.2 GWdc in 2025 while average solar PPA prices increased from $27.60 per MWh in the first quarter of 2019 to $57.60 per MWh in the second quarter of 2025. We believe that if the cost of constructing solar projects increases after the ITC is no longer available or because of other cost increases, businesses and utilities will be willing to pay higher PPA prices to ensure that they have an adequate supply of power.

Existing Infrastructure. Demand for our O&M services is driven primarily by the number and capacity of operating utility-scale solar energy and battery storage projects and their age. Older projects typically require more maintenance, including inverter replacements and battery augmentation. Assuming constant average selling prices, spending on O&M for solar energy and battery storage projects will grow from $2.6 billion in 2026 to $4.4 billion in 2031, representing a compound annual growth rate of 10.5%, according to Wood Mackenzie and NREL. Key drivers supporting continued growth in demand for O&M services include:

•

Rapidly growing installed base. According to Wood Mackenzie, the capacity of operating utility-scale solar energy and battery storage projects in the United States will increase from 165 GWdc and 29 GWac at the end of 2024 to 491 GWdc and 207 GWac at the end of 2034, respectively, representing compound annual growth rates of 11.5% and 21.8%, respectively. As the total capacity of solar energy and battery storage projects in operation increases, so will spending on O&M services. Wood Mackenzie forecasts $41 billion of cumulative spend on O&M services for utility-scale solar energy and battery storage projects in the United States from 2025 to 2034.

•

Aging fleet that will require increasing levels of maintenance. According to Wood Mackenzie, 35 GWac and 150 GWac of solar energy and battery storage projects will be more than ten years old by the end of 2029 and 2034, respectively, compared to only 9 GWac at the end of 2024, and 9 GWac and 35 GWac of solar energy and battery storage projects will be more than 15 years old by the end of 2029 and 2034, respectively, compared to less than 1 GWac at the end of 2024. Most solar energy and battery storage projects require major maintenance following their tenth year of operation, including inverter replacements and battery augmentation. As the installed base of solar and battery storage projects ages so will spending on corrective maintenance to address equipment failures.

•

Increasing return on investment from repowering. Owners of existing solar energy projects can increase their revenues by adding battery storage, replacing existing solar modules with newer models that generate more power and upgrading inverters to high efficiency models. We believe that rising power prices, falling battery prices and increasing equipment performance make repowering more attractive as projects age. From 2020 to 2024, the average wholesale power price in the United States increased 45%, while the average price per kWh for lithium-ion stationary batteries decreased nearly 30% and the average efficiency of a solar module increased 14% according to the EIA and BNEF.

The total spending on EPC and O&M services for solar and battery storage projects is forecast to grow at a compound annual growth rate of 3.7%, assuming constant prices from NREL, according to Wood Mackenzie. We believe prices for EPC and O&M services will increase over time as a result of wage and other inflation which would increase the rate of growth in total spending. According to the Bureau of Labor Statistics, the mean wage growth for construction and extraction occupations was 4.3% and 6.6% annually from 2020 to 2024 and 2022 to 2024, respectively.

Our Strengths

We believe the following strengths position us to capitalize on continued growth in demand for the services we provide, reinforce our leadership position in the markets we focus on, and differentiate us from our competitors:

•

Long history, large scale and market leadership. We have been building, operating and maintaining solar energy projects continuously for over 15 years. We have constructed more than 500 power plants across 35 states. We built one in every nine MWs of utility-scale solar projects constructed in the United States from 2014 to 2024 according to Solar Power World and we are one of a small number of companies that has completed multiple 200 MWdc and larger projects. We were the second largest builder of battery storage systems in 2024 according to Solar Power World, and we are the second largest independent provider of O&M services to solar energy projects in the Americas based on the number of MWdc managed in 2024 according to Wood Mackenzie. We believe our long history, large scale and market leadership give us several advantages over our smaller competitors with less operating history, including:

•	giving prospective customers confidence that we have the financial and operational resources to complete large, complex projects;

•	being recognized by our customers’ lenders as a “bankable” service provider that reduces execution and operational risk, which we believe translates to better financing terms for our customers;

•	giving us the experience and operating data to accurately price risk;

•	obtaining preferential terms from equipment suppliers;

•	making it easier to attract and retain talented employees;

•	benefiting from proprietary means and methods developed over millions of hours of experience building and maintaining projects;

•

giving us the financial strength to make investments in construction equipment such as pile drivers, boring machines, deep foundation drills, trenchers and customized solar production equipment that give us operational advantages; and

•	reducing the risk that any single project or conditions in a particular region of the country pose to our financial performance.

•

Lifecycle approach that differentiates us from our competitors, creates recurring revenues and maximizes our revenue potential from each project. We believe we are the only top five EPC that also offers O&M services at scale and the only top five O&M services provider that also offers EPC services at scale. We believe providing both EPC and O&M services differentiates us from our competitors that only provide EPC services because customers see us as a long-term partner that can add value to their operations throughout the entire lifecycle of their projects rather than a contractor for a particular job. Providing both EPC and O&M services also allows us to create recurring revenues and maximize our revenue potential from every project we build because we can generate revenue from our customers every year over the entire life of their projects.

•

Industry-Leading O&M Capabilities. We have developed a comprehensive set of O&M capabilities that enable us to serve the needs of owners after their power plants commence operations, including a NERC-registered medium impact operations center that provides 24/7 monitoring and control for power plants, a team of over 200 field service technicians that are authorized to perform warranty work on most major brands of equipment used by our customers and a proprietary software platform called Vitals that integrates with our customers’ SCADA systems to provide real-time system performance information.

•

Contracting process that minimizes construction risk through LNTP agreements. We typically engage with customers on new construction projects by entering into an initial LNTP agreement pursuant to which the customer pays us for engineering and site investigation work, including in depth soil and foundation pile testing. The initial LNTP agreement allows us to thoroughly evaluate site conditions and incorporate them into our price for the project. Following the initial LNTP agreement, we typically enter into additional LNTP agreements for procurement of long-lead time equipment and initial site mobilization before we enter into a lump sum EPC contract with our customer. When an LNTP agreement includes procurement of long-lead equipment and materials, our customers prepay us for the required deposits. LNTP agreements significantly reduce our risk because they allow us to identify unforeseen costs and incorporate them into our price prior to entering into the EPC contract. Our customers also benefit from LNTP agreements because they reduce the probability that there will be unforeseen change orders or delays during construction.

•

Direct beneficiary of accelerating load growth and the retirement of fossil generation. The consumption of power in the United States is forecast to grow 28% from 2024 through 2034 which compares with only 5% over the prior 10-year period from 2014 to 2024 according to Wood Mackenzie and the EIA. At the same time, more than 11% of the existing generation fleet in the United States as of year-end 2024 is slated to be retired from 2025 through 2034 according to Wood Mackenzie. The combination of growing demand for power coupled with the large number of fossil generation retirements has created increasing demand for new generation capacity. According to Wood Mackenzie, the average amount of new solar and battery storage capacity constructed annually in the U.S. from 2025 to 2034 will triple to 43 GWac per year compared to the prior 10-year period and represent $518 billion of investment and 66% of all new generation constructed over the period. We believe increasing demand for power, fossil generation retirements and the large proportion of new generation that is expected to be solar and battery storage projects will result in growing demand for our services.

•

Longstanding relationships with leading independent power producers, utilities and developers. We strive to build long-term relationships with large customers that make significant investments in new power plants every year. We generated all of our 2024 revenues from jobs for clients that were also clients during the past three years and the average length of our relationship with our top 10 clients in 2024 was seven years. Additionally, we have dedicated teams of technicians that are co-located at many of our clients’ facilities to assist with the operation and maintenance of their power plants, further embedding us with our customers.

•

Economies of scale in O&M services. Most preventative maintenance of solar and battery storage projects is undertaken by technical service teams that travel from site-to-site on a route. The denser their route, measured by the number of projects in close proximity to one another, the more revenue the service team will generate for each hour they work. As of December 31, 2025, we provide, or are under contract to provide, preventative maintenance services to 150 power plants which has allowed us to create optimized routes that maximize the revenue we generate from each hour worked by our service employees. Additionally, we believe we have greater economies of scale than many large independent power producers that have in-house O&M organizations because we service a larger fleet than they operate.

•

Comprehensive risk management. We have developed a comprehensive risk management system that is designed to ensure our projects achieve their target margins. To ensure we accurately estimate project costs, we employ cross-functional teams that collaborate on each project to develop project-specific pricing and execution strategies. We validate our pricing and de-risk our target margins by entering into one or more LNTP agreements with our customers. We seek to further manage our risk by including standard provisions in all our EPC contracts that limit our risk, conducting rigorous reviews of all agreements and requiring senior management approval before contracts are signed. We monitor our performance against our targets through daily, weekly and monthly reviews of all projects by our senior management team. We also routinely conduct independent reviews of operational projects for quality and safety.

•

Strong free cash flow generation. We prioritize free cash flow generation. Elements of our business model that allow us to generate strong free cash flow include our contract structure which requires our customers to make upfront deposits on long-lead equipment and materials prior to us beginning work and incurring costs; payment terms that obligate our customers to make monthly progress payments; modest capital expenditures as a percentage of our revenues; and a low level of debt which keeps our cash interest cost low. For the fiscal year ended December 31, 2025, we generated $331.6 million of net cash provided by operating activities.

•

Culture of innovation that prioritizes tech-enablement. We believe that integrating technology with business processes enhances efficiency, quality, predictability and customer experience. Over the past decade, we have developed several market-leading technology solutions, including Sunscreen, a proprietary software solution we developed to manage solar energy projects, and Vitals, our proprietary O&M analytics platform. Sunscreen allows project teams to track construction progress online, offering clients near real-time status updates. Vitals detects and diagnoses asset-level issues in real-time, enabling customers to act quickly and maximize uptime. Our management team believes, based on their experience in the industry, that we have also been at the forefront in process automation and optimization through our internally developed data analytics platform; use of robotics in the field; aerial drones; and AI-based image processing.

•

Experienced management team with long tenures in the construction and power industries. Our management team has an average of more than 25 years of experience, including in high performing EPC and O&M services and power generation businesses. They are experts at managing large and diverse workforces to deliver generation projects on-time and on-budget while operating safely. We have a team-oriented culture and encourage candor from our employees, which we believe helps us to succeed and drive operational excellence. We believe that operating with purpose, passion and creativity benefits our clients, stakeholders and employees as well as the communities where we operate.

Our Growth Strategy

We have developed a series of interrelated strategies designed to maximize our growth potential, including:

•

Continuing to increase new construction market share. As solar energy projects grow larger and more complex, we believe large EPCs, such as ourselves, are well-positioned to increase our share of the market.

•

Increasing our presence in the battery storage market. Battery storage is a rapidly growing segment of the power market with annual installations forecast to grow more than ten times from 85 GWh in 2024 to 859 GWh in 2034 according to Wood Mackenzie. As of December 31, 2025, over $2.1 billion of our backlog related to solar plus storage and standalone storage projects.

•

Growing our revenues from existing infrastructure. O&M services, including preventative and corrective maintenance, equipment upgrades, storm damage work and repowering generate recurring and re-occurring revenues over the life of a project that typically carry higher margins than new construction. Our strategy is to increase the share of our revenue that comes from O&M services by increasing the number of O&M customers that we have.

•

Expanding into new end-markets. We intend to apply our know-how and capabilities to new end-markets that are experiencing significant growth. We are currently evaluating the utility infrastructure and data center markets which we believe may offer both attractive EPC and O&M opportunities. For example, on June 13, 2025, we acquired Spartan Infrastructure, Inc. (“Spartan Infrastructure”), a provider of T&D infrastructure services. Spartan Infrastructure expanded our capability to perform high voltage work on transmission lines and other utility infrastructure. With these expanded capabilities, we believe we will be able to generate additional revenues from T&D work related to solar and battery storage projects as well as compete for utility projects related to the expansion, upgrading or replacement of grid infrastructure.

•

Leveraging innovation to improve efficiency and increase margins. We plan to apply data analytics, automation and robotics to streamline processes, reduce labor hours, optimize resource allocation and improve quality. We also have a dedicated team focused on developing and piloting new methods, tools and equipment that reduce labor hours with the goal of increasing our margins and shortening construction timelines.

•

Continuing to invest in craft skilled labor. We are a people business that depends on attracting and retaining high quality employees to continue our growth. To ensure we can attract and develop the best employees, we are working with trade unions to develop apprenticeship programs for craftsman and technicians and with universities to create internships for engineering students. In 2025, more than 200 apprentices and students gained on-the-job training experience and exposure to our company through our apprenticeship and internship programs. These programs allow us to identify future talent early as well as expose prospective employees to what makes our company and culture attractive in a more comprehensive way than is possible through a traditional recruiting process.

•

Making targeted acquisitions. We believe that acquisitions can accelerate our growth by adding capabilities that we do not currently have, creating access to new customers and expanding our geographic footprint. Our strategy is to acquire firms that offer complementary services to our own, operate in attractive markets where we do not currently have a presence and have a track record of strong financial performance and safe operations. For example, in addition to our acquisition of Spartan Infrastructure discussed above, in January 2025 we acquired Sacramento Drilling, Inc. (“SDI”), a provider of specialized foundation drilling services. The acquisition of SDI expanded the services we could offer our customers as well as allowed us to capture incremental margin by self-performing a service that we previously subcontracted to third party providers.

Our Services

We provide a comprehensive suite of services for both new construction and existing infrastructure.

New Construction Services

Engineering. We provide custom design and engineering services for new solar and battery storage projects and related T&D infrastructure, including site layout, energy modeling, sub-surface risk analysis and electrical engineering. We specialize in value engineering and environmental compliance. Value engineering is the process of using proprietary software tools, in combination with our significant construction and O&M expertise to optimize a project’s design for cost, constructability, performance and longevity. Environmental compliance is the process of ensuring that a power plant will comply with all relevant environmental regulations during construction as well as over its operating life. We have licensed engineers on staff and typically provide our customers with on-site engineering support throughout project development to reduce the risk of environmental violations. We typically charge for engineering services as part of a larger lump sum EPC contract.

Procurement. We typically procure most of the equipment and materials used in the projects we build, except for solar modules and batteries which most of our customers purchase directly from vendors. Major materials categories we purchase, including piles, inverters, trackers and fixed racking systems, cabling, and electrical equipment often represents between 40% and 45% of the total value of our EPC contracts. We offer procurement services, including advising our customers on the merits of various equipment suppliers, specifying the appropriate equipment for the site and desired capabilities, obtaining quotes from suppliers, negotiating purchase terms and purchasing the equipment. We have established master purchase order agreements with key equipment suppliers with pre-negotiated terms that give us preferred pricing, secured capacity and reduced lead times. We maintain relationships with both domestic and international suppliers and have more than three qualified suppliers for the major components we purchase. We typically charge for procurement services as part of a lump sum EPC contract.

Construction. We provide comprehensive construction services for solar, battery storage and related T&D infrastructure projects that cover the civil, mechanical and electrical scopes of work. The civil scope of work typically includes clearing and grading the site, creating drainage systems and installing foundations. The mechanical scope of work typically includes erecting the racking systems and mounting solar panels. The electrical scope of work typically includes installing EBOS, inverters and batteries and interconnecting the various components. In contrast to many of our competitors, we typically self-perform all scopes of work on our projects, and we manage project execution through a highly experienced group of regional managers and general superintendents. We charge for construction services on a lump sum basis.

Testing. We offer a series of third-party tests on equipment to confirm it operates to the standards included in the original equipment manufacturer’s warranty, utility testing requirements for power output are met and performance tests as stipulated in our contracts are validated. For T&D equipment, we offer NETA-compliant acceptance testing to confirm that any transmission infrastructure meets national standards prior to operation. We typically charge for testing services on a lump sum or time and materials basis.

Commissioning. We offer extensive commissioning services that we believe are unique in our industry and differentiate us from our competitors. Commissioning is the process of verifying that all individual components of the power plant have been optimized to operate together in a way that maximizes the power plant’s overall performance. Our dedicated commissioning teams and process streamlines trouble-shooting and data integration so that power plants can meet or beat the deadlines for when power must be available for utility consumption. We typically charge for commissioning services on a time and materials basis.

Existing Infrastructure Services

Operations & Maintenance. We offer a wide range of O&M services, up to and including manning customers’ sites with our personnel and operating their assets for them. Our operations services include managing and controlling the power plant, monitoring its performance, particularly for uptime and availability, and ensuring compliance with safety and regulatory requirements. To facilitate our operations services, we install end-to-end SCADA and network infrastructure solutions during the construction of a project that allow us to remotely monitor and control the site from our 24-7 state-of-the-art Operations Control Center (“OCC”) in San Diego. As a NERC-registered medium impact facility, the OCC is compliant with all applicable NERC CIP standards.

Our maintenance services include both preventative maintenance and corrective maintenance. Preventative maintenance is the systematic care and upkeep necessary to ensure reliable performance of the power plant including component warranty preservation, routine equipment inspections, testing, vegetation management and panel cleaning, monitoring system performance and addressing potential issues before they escalate. We typically charge fixed fees for preventative maintenance pursuant to contracts that typically have a minimum term of five years and renew automatically for successive one-year periods at the end of the initial term.

Corrective maintenance includes the repair or replacement of any major equipment or component resulting from a malfunction, damage from weather and natural catastrophes, recalls, manufacturer recommendations or vandalism. We maintain dedicated teams to execute large-scale corrective repairs which allows our on-site technicians focused on the day-to-day operation and maintenance of the site. We charge for corrective maintenance on a time and materials basis.

Repowering. Owners often choose to upgrade or replace major equipment during the life of a power plant to improve its productivity, upgrade the technology or extend its useful life. Our repowering services include replacing solar modules, inverters or trackers and battery augmentation. We believe lifecycle approach and significant labor and equipment resources enables us to manage and execute large repowering projects more efficiently than O&M-only providers. We believe repowering activity will increase over time as available points of interconnection become more and more scarce and improvements in technology increase the return on investment that can be achieved by replacing older equipment.

Sales & Marketing

We have a dedicated sales team focused on building and maintaining close relationships with project developers, independent power producers and utilities that are building new solar and battery storage projects. We have an integrated sales team that brings together subject matter experts and technical specialists across our new construction and existing infrastructure services teams. We market our lifecycle approach to all prospective customers and incentivize our sales team to sell both new construction and existing infrastructure services. We strive to build long-term relationships with customers and consistently maintain dialogue on their upcoming projects and future needs. Using data from our existing and prospective customers’ pipelines, we have built a proprietary database of over 250 GWs of projects that could begin construction over the next five years to prioritize potential customers, facilitate bilateral negotiations and develop our sales goals. Our database is based on conversations with our customers who typically share their project pipelines with us, as well as information generated using a software tool we developed to track all power projects in development.

We seek to increase awareness of our company and capabilities through membership in industry organizations including the Solar Energy Industries Association (“SEIA”) and American Clean Power Association (“ACP”), as well as participation in key industry events including RE+, Intersolar North America and Asset Management North America (“AMNA”). We also conduct targeted public relations efforts to drive brand awareness and educate customers on our capabilities.

Customers

Our customers include project developers, independent power producers and utilities. As of December 31, 2025, our largest customer accounted for approximately 14% of our revenues, and our top ten largest customers accounted for approximately 73% of our revenues.

Customer Contracts

EPC Services. We initially engage with customers by providing a preliminary estimate for the project based on a layout for the site, parameters for key equipment, sub-surface geotechnical analysis and other available information about the project. If a customer accepts our estimate and awards us the project, we typically enter into an LNTP agreement pursuant to which the customer pays us for engineering and site investigation work, including in depth soil and foundation pile testing, that allows us to further refine our estimate. We typically complete multiple LNTPs that include deposits on long-lead equipment and materials, design work and early site mobilization, before we enter into a lump sum EPC contract with our customer. LNTP agreements significantly reduce the risks for both us and our customers because they provide an opportunity to identify unforeseen risks or costs and incorporate them into our estimate before we commit to a fixed price for the project.

Following completion of the LNTP agreements, we typically engage with customers for EPC services under lump sum contracts that are executed over 12 to 18 months. Our lump sum contracts allocate responsibility for specific aspects of the work between the parties, such as permitting and procurement tasks, and establish project timelines, terms of the payment process and risk allocation between SOLV and the customer for a fixed price. Our standard lump sum contracts establish our right to receive a change order from the customer should the actual conditions under which a project is built differ from the anticipated conditions on which the contract was based, such as unexpected site conditions, adverse weather impacts or delays caused by the customer. When a project requires changes to the scope of services in a lump sum contract, we charge amounts over and above the fixed price to compensate us for the change on either a fixed price or time and materials basis. We typically receive a mobilization payment from the customer when we begin work of between 3% to 5% of contract value, and we bill customers monthly for our services on a percentage-of-completion basis for the remainder of the contract. Our LNTP agreements typically include similar terms but generally apply to stages of work occurring early in the project timeline, as described above.

Our lump sum contracts include mutual insurance and indemnity obligations and generally contain liquidated damages provisions tied to a timeline for completion of the project. Although claims of liquidated damages may occasionally be asserted in the normal course of business they are infrequently agreed to and paid by us. Our LNTP agreements generally do not include liquidated damages provisions. We typically provide parent guarantees for our EPC contracts. In addition, some of our lump sum contracts require us to maintain surety bonds for the benefit of the customers during the construction. We maintain relationships with multiple surety bonding providers and have not historically had any difficulties obtaining bonding for our projects.

O&M Services. We typically provide O&M services pursuant to contracts that obligate the customer to pay us a fixed fee for operations and routine preventative maintenance and additional fees for corrective maintenance on a time and materials basis. Our O&M contracts typically have a minimum term of five years and renew automatically for successive one-year periods at the end of the initial term. If a customer terminates the contract prior to the end of the term, the customer typically must pay an early termination fee. Fees charged on a time and materials basis are based on our cost plus a mark-up and are due upon completion of the work.

Our O&M contracts typically contain an annual cap on liability set at the amount of the annual service fees, and include an availability guaranty, with exclusions for items outside of the operator’s control, such as periods of force majeure impact, utility curtailment or scheduled maintenance. These contracts generally include an obligation to coordinate warranty maintenance as well as monthly and annual reporting requirements on performance, maintenance logs and incident tracking. Our O&M contracts also include mutual insurance and indemnity obligations agreed to by both parties. Although claims of liquidated damages may occasionally be asserted under our O&M contracts in the normal course of business, they are infrequently agreed to and paid by us. We may provide a parent guarantee for our O&M contracts.

Human Capital

Employees. As of December 31, 2025, we had approximately 2,600 full-time employees. We have 48 active collective bargaining agreements covering approximately 750 employees which are typically renewed every five years. We have not experienced and do not expect any significant grievances, strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are good. We are a licensed contractor in 40 states, have approximately 1,950 employees in the field and are authorized to operate in all 48 states within the continental United States. Our employees collaborate across diverse scopes of work, resulting in continuous improvement, enhanced communication and greater efficiency that creates value for our customers.

Retention and Training. We are a people business that depends on attracting and retaining high quality employees to continue our growth, enable for greater control over project timelines, improve execution quality and consistency and ensure a high level of safety. Our long-tenured regional managers and general superintendents are assigned to a project in its early stages and stay with that project through its completion and are experts in the geographies and terrain where they work which we believe improves productivity and controls cost. Our scale improves our ability to develop our employees to serve in roles across multiple services within our organization which increases retention and provides our employees more opportunities for development. We source craft employees locally through our extensive relationships with unions and labor agencies in regions where we operate who comply with our exact hiring needs which often results in fully trained labor for our projects.

Safety. We have established a comprehensive safety program throughout our operations designed to comply with our internal safety standards as well as applicable federal, state and local laws and regulations. Our senior and operational leadership is fully engaged in protecting our workforce through a proactive program that prioritizes workforce training and third-party evaluation of our processes to drive continuous improvement. Our total recordable incident rate per one hundred employees per year was 0.48 during 2025. Our lost-time incident rate per one hundred employees per year was 0.19 during 2025.

Our Impact. We have a dedicated Impact Group that focuses on community engagement, government relations and Environmental, Social and Governance (“ESG”) initiatives. We prioritize the communities where we work and are committed to partnering with our customers and local stakeholders to maximize the social impact of our projects. We allocate resources and funds to support improvement programs in communities where our projects are located. Examples of our community improvement projects include educational programs on renewable energy, public school renovations and community center additions.

Our business is defined by our people, and we strive to create an inclusive environment that allows all our employees to do their part in making an impact in our communities. We are committed to (i) advocating for equity and accountability in our workforce and in our vendors; (ii) offering a company match for volunteer hours and funds donated to nonprofit organizations; and (iii) maintaining a leadership team, board of directors and employee-led committees and councils that are dedicated to supporting our impact initiatives. We are committed to regularly reporting on our impact initiatives to stakeholders through our annual impact and ESG progress report.

Tech-Enablement

We believe in using technology to increase the efficiency of our operations, lower our costs, improve the quality and safety of our work and enhance our customer and employee experience. Key elements of tech-enablement that we currently employ in our businesses include:

Proprietary Software Tools. We have developed two proprietary software tools, Sunscreen and Vitals, that we use in our operations. Sunscreen is a project management platform that we use to manage the delivery of our EPC services, which provides near real-time information to keep the client and site team connected and informed. Sunscreen tracks construction activities, captures daily work logs and inspections, maintains quality assurance and quality control checklists, Stormwater Pollution Prevention Plan (“SWPPP”) compliance and safety. Sunscreen allows major project installation steps to be tracked online with near real-time progress updates. Our safety program also runs on Sunscreen, providing analytics and feedback to project teams to continue to support safe working environments. We believe Sunscreen improves our productivity because it enables standardized data capture in the field which we can use to improve our processes and procedures. Vitals is our web-based power plant performance monitoring and reporting platform that allows our field services teams to assess system performance without slowing energy production. Our field service teams and operations center are integrated through Vitals, which allows us to dispatch resources as needed for power plant corrective maintenance.

Robotics. We collaborate with robotics companies to enhance the installation process through the integration of innovative technology solutions. Over the last several years we have been working with robotics companies to observe and conduct trials of early stage human assist robotics, and our dedicated innovation team works closely with on-site project teams to plan for, deploy and provide feedback on potential robotic solutions. Robotic solutions we have piloted include automated installation of solar modules, assisted erection of torque tube and racking systems, and GPS-guided and remotely operated equipment. Together, these robotic solutions may help us to increase our installation capacity by reducing the labor required to install each MW of capacity, increasing our efficiency by saving time on installations, improving quality through automation and creating safer work environments for our project teams.

AI-Driven Data Analytics. We are investing in the evaluation and implementation of data-driven solutions that help optimize resources and deliver projects faster without the cost of new equipment or major process changes. Our pilots include AI-powered construction progress monitoring using industrial drones, O&M diagnostic chatbot utilizing field data and manufacturer information to identify equipment malfunctions and recommended standard operating procedures and workflow simulator to increase install efficiency. We currently leverage a small number of mainstream third-party AI tools, primarily including Microsoft Copilot and ChatGPT Enterprise, and are in early stages of working with third-party vendors and consultants to further develop our AI strategy. We have not initiated the development of any proprietary AI technology.

Competition

For new construction services, we compete with both large, national companies that have significant financial and technical resources as well as with small, regional companies. Some of our national competitors include Kiewit, MasTec, McCarthy, Mortenson, Quanta Services and Primoris Services.

For existing infrastructure services, we compete with third-party providers of operations and maintenance services, including Act Power Services, NovaSource Power Services, Origis Energy Services, Pearce Services and QE Solar.

We believe our lifecycle approach of providing both EPC and O&M services gives us a competitive advantage over our larger competitors who only provide EPC services, and our scale, expertise and financial resources give us a competitive advantage over our regional competitors.

Suppliers

Under our EPC contracts, we typically procure major categories of equipment for our customers’ power plants, including piles, trackers or fixed racking systems, inverters, EBOS and medium and high-voltage equipment, which are generally available from domestic or foreign suppliers at competitive prices. We have strong relationships with all tier-one equipment vendors, offering optionality and access to favorable terms and pricing. We work closely with our suppliers to drive product enhancements that improve efficiency during construction and increase power plant performance. Import tariffs on materials and components we procure internationally are generally passed through to our customers pursuant to change of law provisions in our contracts that provide for a contract price adjustment for changes in import duties. We also have a domestic sourcing strategy and relationships that enable us to offer fully domestically procured projects whenever necessary or preferred by our customers. We are not overly dependent on any single vendor or supplier of technologies or products and have multiple suppliers in key categories across the business.

Seasonality

The construction industry is subject to seasonal variations. Demand for new construction and repowering is generally lower during the winter months due to reduced construction activity during inclement weather. Our revenues are generally higher in the second and third calendar quarters due to increased construction activity.

Insurance & Risk Management

We maintain a comprehensive schedule of insurance policies covering a broad range of exposures arising from our construction and general business operations, which require the use of heavy equipment and exposure to inherently hazardous conditions. We maintain insurance policies for, among other things, employer’s liability, workers’ compensation, auto liability, aviation, cyber, financial and general liability claims. We manage and maintain a portion of our risk through retentions and/or high deductibles. As a supplement to our high-deductible primary insurance, we maintain insurance with excess insurance carriers for potential losses that exceed the amount of our deductible obligations. We renew our insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. For additional information regarding our insurance and the risks associated with insurance coverage, see “Risk Factors—Risks Related to Our Business—Insurance and claims expenses, as well as the unavailability or cancelation of third-party insurance coverage, could have a material adverse effect on our business, financial condition and results of operations.”

Physical risks associated with climate change have also increased hazards associated with our operations, which in turn has increased the potential for liability and increased the costs associated with our operations. For example, severe weather events such as extreme cold weather, hail, hurricanes, heavy snowfall, fires and floods could result in a delay of our operations and could cause severe damage to equipment used in our projects and/or our customers’ assets. In addition, the risk of wildfires in some of the areas where we operate has exposed us and other contractors and O&M service providers to increased risk of liability in connection with our operations in those locations, as these events can be started by electrical power and other infrastructure on which we have performed services. Given the potentially significant liabilities associated with any of these events, it could have a material adverse effect on our business, financial condition and results of operations. Furthermore, these climate conditions could also result in increased costs for third-party insurance and reduce the amount insurance carriers are willing to make available to us under such policies. See “Risk Factors—Risks Related to Our Business—Our business and results of operations are subject to physical risks including those associated with climate change.”

Regulation

Compliance with numerous regulations has a material effect on our operations. Our operations are subject to various federal, state and local laws and regulations, including:

•	licensing, permitting and inspection requirements applicable to contractors and engineers;

•

regulations relating to worker safety and health, including regulations established by the Occupational Safety and Health Administration and the Federal Mine Safety and Health Act of 1977, as applicable;

•	regulations relating to environmental protection and climate change, including regulations established by the Environmental Protection Agency;

•	permitting and inspection requirements applicable to construction projects;

•	wage and hour regulations (e.g., Fair Labor Standards Act) and regulations associated with our collective bargaining agreements and unionized workforce;

•

applicable reliability standards, rules, requirements and guidelines (including NERC CIP standards) of NERC, the Federal Energy Regulatory Commission, the Electric Reliability Council of Texas, and the applicable utility involved on a project;

•	regulations relating to sourcing and transportation of equipment and materials;

•	regulations regarding engagement of suppliers and subcontractors that meet diversity-ownership or disadvantaged-business requirements;

•	building and electrical codes;

•	applicable U.S. and non-U.S. anti-corruption regulations;

•	immigration regulations applicable to U.S. and cross-border employment;

•	regulations related to tax credits or tax abatement agreements sought by project owners; and

•	cybersecurity and other cyber-related requirements that may be applicable on certain projects.

We believe that we are in compliance with all material licensing and regulatory requirements that are necessary to conduct our operations. Our failure to comply with applicable regulations could result in substantial fines or revocation of certain of our operating licenses, as well as give rise to termination or cancellation rights under our contracts or disqualify us from future bidding opportunities.

We are subject to numerous federal, state and local environmental laws and regulations governing our operations, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and other discharges into the environment, including discharges to air, surface water, groundwater and soil. We are also subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Any failure by us to control the use of, to remediate the presence of or to restrict adequately the discharge of such substances, materials or wastes, or to comply with applicable environmental laws and regulations could subject us to potentially significant liabilities, including clean-up costs, monetary damages and fines, revocation of certain licenses or permits or suspensions in our business operations, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, new or amended laws and regulations, changes in the interpretation of existing laws and increased regulatory scrutiny could require us to incur significant costs or result in new or increased liabilities.

As a result, from time to time, we incur, and expect to continue to incur, costs and obligations to remain in compliance with applicable environmental laws and regulations, to correct environmental noncompliance matters and for remediation at or relating to our projects. We believe that we are in substantial compliance with our environmental obligations.

We or our customers benefit from certain government subsidies and economic incentives from time to time, including renewable energy tax credits, rebates and other incentives that support the development and adoption of clean energy solutions. For example, the Infrastructure Investment and Jobs Act (the “IIJA”) supports and encourages solar power and renewable energy projects through the provision of federal tax credits to promote investment in infrastructure and clean energy programs.

Additionally, the Inflation Reduction Act of 2022 (the “IRA”) introduced and extended several U.S. federal income tax credits to promote clean energy development. The IRA has driven significant investments in clean energy developments since its enactment and thereby increased demand from our customers for our services.

While these government incentives may benefit our business, certain adverse actions, interpretations or determinations of new or existing laws or regulations could have a negative impact on our business. For example, some of the guidance and rulemaking enacted under the prior presidential administration could be changed or modified by the Trump Administration, as well as other federal government policy that has historically been favorable to clean energy and energy storage in the United States.

Under the One Big Beautiful Bill Act (the “OBBBA”) which was signed into law on July 4, 2025, the clean electricity production credit (the “CEPC”) and the clean electricity investment credit (the “CEIC”) under Section 45Y and Section 48E of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), respectively, for solar and wind projects are scheduled to terminate on an accelerated schedule. Solar and wind projects must either (1) begin construction (as determined for U.S. federal income tax purposes) on or before July 4, 2026 or (2) be placed in service (as determined for U.S. federal income tax purposes) on or before December 31, 2027 to be eligible for these tax credits. Moreover, following the enactment of the OBBBA, the Trump Administration issued an executive order requiring the U.S. Department of the Treasury (“Treasury”), among other things, to enforce the accelerated termination of the CEPC and CEIC for solar and wind projects. Following the executive order, Treasury and IRS released IRS Notice 2025-24, which, among other changes, eliminated the opportunity for developers and other project owners to be treated as having begun construction of a solar or wind project by paying or incurring at least five percent (5%) of the total costs of the relevant project. The accelerated sunset of the CEPC and CEIC for solar projects under the OBBBA, along with the Trump Administration’s recent enforcement efforts, could limit the availability of U.S. federal income tax credits for future solar projects and therefore could have a material adverse impact on future levels of investment in utility-scale solar projects in the United States, which could result in a significant reduction in the demand for our services.

In addition, the OBBBA created new limitations and restrictions relating to the direct or indirect ownership, influence, or control of U.S. clean energy projects by, and the inclusion of equipment and components within U.S. clean energy projects provided by, citizens of and entities organized under the laws of or having their principal place of business in certain non-U.S. countries, including the People’s Republic of China (the “PRC”), and certain affiliated entities thereof. Solar and battery storage projects that fail to comply with these limitations and restrictions generally will be ineligible to claim the CEPC and CEIC (in the case of solar projects) and the CEIC (in the case of battery storage projects). These new limitations and restrictions may negatively affect the competitiveness of utility-scale solar projects and co-located solar and battery storage projects relative to conventional sources of electricity, which could reduce the number of new utility-scale solar and battery projects and result in a significant reduction in the demand for our services. Moreover, the restrictions on the inclusion of equipment and components provided by entities with nexus to the PRC may require us to reevaluate our suppliers (and underlying supply chains) and could materially increase the cost of providing EPC services to our customers.

Collectively, these and other actions could have a material impact on future levels of investment in utility-scale solar projects. “See Risk Factors—Risks Related to Regulation and Compliance—The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, financial condition and results of operations.”

Further, in recent years, certain of our projects and certain customer spending in our industry has been negatively impacted by regulatory and permitting delays. Any tariffs, duties, taxes, assessments, or other limitations on the availability or sourcing of materials, equipment or components for our customers’ projects can also increase costs for customers and create variability of project timing. For example, regulatory, legislative or executive action with respect to regional and global trade relationships have impacted, and may impact in the future, the supply chain for certain critical components required for our customers’ projects (e.g., transformers, breakers and other key electrical components) and costs associated therewith. For further information regarding the effects of regulation on our business, see “Risk Factors—Risks Related to Regulation and Compliance.”

Conversely, we believe that there are also several existing, pending or proposed legislative or regulatory actions that may alleviate certain regulatory and permitting issues and positively impact long-term demand, particularly in connection with solar power and renewable energy projects. For example, regulatory changes aimed at reducing lengthy permitting processes could potentially result in accelerated project approvals, and an increase in focus on domestic energy production could create additional incentives for solar power and renewable energy projects. Additionally, certain legislation, such as the IIJA, as well as other policy and economic incentives and overall public sentiment, are designed to support and encourage solar power and renewable energy projects that can potentially increase demand for our services over the long term.

Available Information

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these filings, available free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC on our website at https://investors.solvenergy.com/financial-information/sec-filings or by contacting our Investor Relations department at our office address listed above. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS.

Risks Related to Our Business

A wide range of factors, many that are beyond our control, can impact the timing, performance or profitability of our projects, any of which can result in additional costs to us, reductions or delays in revenues, the payment of liquidated damages by us or project termination.

Our business is dependent on successfully constructing projects for our customers. Many of our projects involve challenging design, engineering, financing, permitting, interconnection, right of way acquisition, procurement, construction, operation and maintenance phases that occur over extended time periods, including sometimes over several years, and we have encountered and may in the future encounter project delays, additional costs or project performance issues as a result of, among other things:

•

inability to meet project schedule requirements, achieve guaranteed performance or quality standards for a project or failure to comply with mandatory reliability standards set forth by the NERC, which can result in increased costs, through rework, replacement or otherwise, monetary penalties to NERC or the payment of liquidated damages to the customer or contract termination;

•	failure to accurately estimate project costs or accurately establish the scope of our services;

•	failure to make judgments in accordance with applicable professional standards (e.g., engineering standards);

•

unforeseen circumstances or project modifications not included in our cost estimates or covered by our contract for which we cannot obtain adequate compensation, including concealed or unknown environmental, geological or geographical site conditions or technical problems such as design or engineering issues;

•	changes in laws or permitting, interconnection and regulatory requirements during the course of our work;

•	delays in the delivery or management of design or engineering information, equipment or materials;

•

our or a customer’s failure to manage a project, including the inability to timely obtain land, permits or rights of way or meet other permitting, interconnection, regulatory or environmental requirements or conditions;

•	changes to project or customer schedules;

•

natural disasters or emergencies, including wildfires and earthquakes, as well as significant weather events (e.g., hurricanes, tropical storms, tornadoes, floods, hail storms, droughts, blizzards and extreme temperatures) and adverse or unseasonable weather conditions (e.g., prolonged rainfall or snowfall or early thaw in the northern U.S.);

•	difficult terrain and site conditions where delivery of materials and availability of labor are impacted or where there is exposure to harsh and hazardous conditions;

•	protests and other public activism, legal challenges or other political activity or opposition to a project;

•

other factors such as terrorism, acts of war, including but not limited to conflicts in the Middle East, geopolitical conflicts, public health crises (e.g., pandemics or epidemics) and delays attributable to U.S. government shutdowns or any related under-staffing of government departments or agencies;

•	changes in the cost, availability, lead times or quality of equipment, commodities, materials, consumables or labor; and

•	delay or failure to perform by suppliers, subcontractors or other third parties, or our failure to coordinate performance of such parties.

Many of these difficulties and delays are beyond our control and can negatively impact our ability to complete the project in accordance with the required delivery schedule, performance requirements or achieve our anticipated operating income margin on the project. Delays and additional costs associated with delays may be substantial and not recoverable from third parties, and in some cases, we may be required to compensate the customer for such delays, including in circumstances where we have guaranteed project completion or performance by a scheduled date and incur liquidated damages if we do not meet such schedule.

We generate a significant portion of our revenues from lump sum contracts, pursuant to which our customer pays us a fixed amount regardless of the costs that we incur. The contracts for these projects often involve complex pricing, scope of services and other bid preparation components that require challenging estimates and assumptions on the part of our personnel far in advance of contract performance, which increases the risk that costs incurred on such projects can vary, sometimes substantially, from our original estimates.

Additionally, in certain of our EPC contracts we guarantee that we will complete a project by a scheduled date and sometimes provided that the project, when completed, will also achieve certain performance standards. If we fail to complete these projects on time or the equipment we design, furnish and/or install does not meet guaranteed performance standards, we may be liable to our customers for damages, which can be significant. Our O&M services contracts also require us to meet certain minimum performance standards. If we fail to meet agreed project deadlines and/or meet guaranteed performance standards under our EPC contracts, or we fail to perform as required under our O&M service contracts, we may be held responsible for costs incurred by the customer resulting from any delay or any modifications made in order to achieve the performance standards, generally in the form of contractually agreed-upon liquidated damages or obligations to re-perform substandard work. If we are required to pay such costs, the total costs of the project would likely exceed our original estimate, and we could experience reduced profits or a loss related to the applicable project or contract. In addition, such failures on our part could result in project delays, project cancelations, service contract cancelations or damage to our relationships with customers, as well as damage to our reputation, which can be exacerbated when difficulties arise on a high-profile project. As a result, additional costs or penalties, a reduction in our productivity or efficiency or a project termination in any given period could have a material adverse effect on our business, financial condition and results of operations, including our ability to secure new contracts.

Our results of operations, financial condition and other financial and operational disclosures are based upon estimates and assumptions that may differ from actual results or future outcomes.

In preparing our consolidated financial statements and financial and operational disclosures, estimates and assumptions are used by management to report, among other things, assets, liabilities, revenues and expenses. These estimates and assumptions are necessary because certain information utilized is dependent on future events, cannot be calculated with a high degree of precision from available data or cannot be readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine, and we must exercise significant judgment, and as a result actual results and future outcomes can differ materially from the estimates and assumptions that we use and could have a material adverse effect on our business, financial condition and results of operations. For example, our remaining performance obligations and backlog are difficult to determine with certainty. Customers often have no obligation under our contracts to assign or release work to us, and many contracts may be terminated on short notice. Cancelation or reduction in scope of a contract can significantly reduce the revenues and profit we recognize. Consequently, our estimates of remaining performance obligations and backlog may not be accurate, and we may not be able to realize our estimated remaining performance obligations and backlog.

Impairments to goodwill, other intangible assets, and long-lived assets, the values of which are dependent upon certain estimates and assumptions, could also have a material adverse effect on our results of operations. We record goodwill when we acquire a business, which must be tested at least annually for impairment. Any future impairments could have a material adverse effect on our results of operations for the period in which the impairment is recognized.

Changes in estimates related to revenues and costs associated with our contracts with customers could result in a reduction or elimination of revenues, a reduction of profits or the recognition of losses.

For lump sum contracts, we recognize revenue as performance obligations that are satisfied over time, and earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability as discussed in Note 5—Revenue from Contracts with Customers in the notes to the audited consolidated financial statements in “Item 8. Financial Statements and Supplementary Data.” Changes in contract estimates are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made, and contract losses are recognized in full in the period in which they become evident. Variable consideration amounts, including, among other things, unexecuted change orders and liquidated damages penalties, may also cause changes in contract estimates. In addition, we recognize amounts associated with change orders and/or claims as revenue when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Actual amounts collected in connection with change orders and claims have in the past and may in the future differ from estimated amounts. Consequently, the timing for recognition of revenues and profit or loss and any subsequent changes in estimates is uncertain and could result in a reduction or an elimination of previously reported revenues or profits or the recognition of losses on the associated contract. Any such adjustments could be significant and could have a material adverse effect on our business, financial condition and results of operations.

Backlog may not be realized or may not result in profits and may not accurately represent future revenue.

Backlog is difficult to determine accurately and is not a comprehensive indicator of future revenue amounts or timing, and companies within our industry may define backlog differently. Reductions in backlog due to project or contract cancelation, termination or scope adjustment by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts in backlog. In the event of a project cancelation, termination or scope adjustment, we typically have no contractual right to the total revenues reflected in our backlog. The timing of contract awards, duration of large new contracts and the mix of services, subcontracted work and material in our contracts can significantly affect backlog. Given these factors and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. Consequently, we cannot provide assurance that our estimates of backlog will accurately reflect future revenue. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion on how we calculate backlog for our business.

The imposition of additional duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other governments could have a material adverse effect on our business, financial condition and results of operations.

Recently there have been significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. For example, in 2025 and 2026, the U.S. presidential administration announced significant new tariffs on foreign imports into the U.S., including from China, Mexico, Canada, Europe and certain Southeast Asian countries, and has proposed additional new tariffs that may be implemented in the future. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, and the availability and cost of alternative sources of supplies. Any new or additional tariffs on goods imported to the U.S. from China, Mexico, Canada, Southeast Asian or other countries, or products imported into the European Union or other non-U.S. markets, could also increase the cost of some of our services and reduce our margins. In response to the tariffs, we may seek to increase prices to our customers, which may diminish demand for our services and could have a material adverse effect on our business, financial condition and results of operations. Other countries where we or our suppliers, subcontractors or manufacturers source materials and goods used in connection with our business have changed, and may continue to change, their own policies on trade as well as business and foreign investment in their respective countries. Additionally, it is possible that U.S. policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. As a result of these dynamics, we cannot predict the impact to our business of any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries.

Our results of operations may vary significantly from quarter to quarter.

Our business is subject to seasonality and other factors that can result in significantly different results of operations from quarter to quarter, and therefore our results in any particular quarter may not be indicative of future results. Our quarterly results have been and may in the future be materially and adversely affected by, among other things:

•

the timing and volume of work we perform and our performance with respect to ongoing projects and services, including, for example, as a result of changes in customer priorities and the availability of tax credits, delays and reductions in scope of projects, project and agreement terminations, expirations or cancelations, and availability of critical equipment and supplies;

•

increases in project costs that result from, among other things, natural disasters and emergencies, adverse weather conditions or events, legal challenges, permitting, interconnection delays, regulatory or environmental processes, tariffs, delays or damage of material, labor productivity and availability, or inaccurate project cost estimates;

•	variations in the size, scope, costs and operating income margins of ongoing projects, as well as the mix of our customers, contracts and business;

•

fluctuations in economic, political, financial, industry and market conditions on a regional, national or global basis, including as a result of, among other things, inflationary pressure that impacts our costs associated with labor, equipment and materials; increased interest rates; default or threat of default by the U.S. federal government with respect to its debt obligations; U.S. government shutdowns; natural disasters and other emergencies (e.g., wildfires, weather-related events or pandemics); deterioration of global or specific trade relationships; or acts of war, including but not limited to conflicts in the Middle East, geopolitical conflicts and political unrest;

•	changes in regulation or government policy that causes our customers to delay, change or abandon their projects;

•	pricing pressures as a result of competition;

•	changes in the budgetary spending patterns or strategic plans of customers or governmental entities;

•	supply chain and other logistical difficulties, as well as sourcing restrictions on materials necessary for the services we provide;

•

liabilities and costs incurred in our operations that are not covered by, or that are in excess of, our third-party insurance or indemnification rights, including significant liabilities that can arise from hazards at our customers’ sites (e.g., explosions or fires), and which could be exacerbated by the geographies in which we operate;

•

disputes with customers or delays and payment risk relating to billing and payment under our contracts and change orders, including as a result of customers that encounter financial difficulties, are insolvent or have filed for bankruptcy protection;

•

the resolution of, or unexpected or increased costs associated with, pending or threatened legal proceedings, indemnity obligations, multiemployer pension plan obligations (e.g., withdrawal liability) or other claims;

•	restructuring, severance and other costs associated with, among other things, winding down certain operations and exiting markets;

•

estimates and assumptions in determining our financial results, remaining performance obligations and backlog, including the timing and significance of impairments of goodwill and other long-lived assets, including intangible assets, equity or other investments, and receivables;

•	the recognition of tax impacts related to changes in tax laws or uncertain tax positions;

•	the timing and magnitude of costs we incur to support our operations or growth internally or through acquisitions;

•	engineering quality or installation errors, resulting in rework and serial defect liabilities; and

•	accidents and injuries resulting in delays, increased costs, reputational damage and loss of future work.

Any of the above-listed factors could have a material adverse effect on our business, financial condition and results of operations.

The reduction, elimination or expiration of government incentives for, or regulations mandating the use of, renewable energy and battery storage specifically could have a material adverse effect on our business, financial condition and results of operations.

Federal and certain state and local government bodies provide incentives to owners, end-users and manufacturers designed to promote the use of renewable energy and battery storage primarily in the form of tax credits. Consequently, the attractiveness of solar energy and battery storage projects depends in part on the availability of certain government incentives. We derive our revenues primarily from providing EPC and O&M services to solar energy and battery storage projects. The reduction, elimination or expiration of these incentives, including tax credits for solar and battery storage projects or renewable portfolio standards may negatively affect the competitiveness of solar electricity relative to conventional and non-solar renewable sources of electricity which could reduce the number of new solar and battery storage projects and, consequently, reduce demand for our services, which could have a material adverse effect on our business, financial condition and results of operations. For example, see “—The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, financial condition and results of operations.”

Limitations on the availability or an increase in the price of materials, equipment and subcontractors that we and our customers depend on to complete and maintain projects could have a material adverse effect on our business, financial condition and results of operations.

We rely on suppliers and equipment manufacturers to obtain necessary materials and equipment and subcontractors to perform portions of our services, and our customers rely on suppliers for materials necessary for the construction, maintenance, repair and upgrading of their projects. Limitations on the availability of suppliers, subcontractors or equipment manufacturers could negatively impact our or our customers’ operations, particularly in the event we or our customers rely on a single or small number of providers. We are also exposed to price increases for materials that are utilized in connection with our operations, including, among other things, copper, steel, aluminum and equipment (e.g., transformers, inverters and trackers). Prices and availability of materials, suppliers and manufacturers could be materially impacted by, among other things, supply chain and other logistical challenges (including the inability of manufacturers to timely meet demand), global trade relationships (e.g., tariffs, duties, taxes, assessments or sourcing restrictions) and other general market and geopolitical conditions (e.g., inflation, market volatility, increased interest rates and acts of war and other geopolitical conflicts, including but not limited to conflicts in the Middle East). For example, the availability of power transformers utilized in electric power plants has been negatively impacted by the inability of manufacturers to meet current market demand, which has increased and is expected to continue to increase. If the supply of power transformers and other critical equipment is unable to meet the demand for such equipment, prices and lead times may continue to increase which could put upward pressure on our costs and adversely affect our profitability. In addition, customers in certain U.S. states, in order to receive certain funding or for other reasons, may expect or compel us to engage a specified percentage of services from suppliers or subcontractors that meet local or diversity-ownership requirements, which can further limit our pool of available suppliers and subcontractors and limit our ability to secure contracts, maintain our services or grow in those areas. Such laws, regulations and policies relating to diversity programs are rapidly evolving, and we may face changing or conflicting regulations or requirements related to such matters.

Additionally, successful completion of our contracts can depend on whether our subcontractors successfully fulfill their contractual obligations. If our subcontractors fail to perform their contractual obligations (including making payments to their subcontractors and suppliers), fail to meet the expected completion dates or quality or safety standards or fail to comply with applicable laws, such shortcomings may subject us to claims or require us to incur additional costs or provide additional services to mitigate such shortcomings. Regulatory or contractual requirements that require us to outsource a percentage of services to subcontractors also limit our ability to self-perform our services, thereby potentially increasing performance risk associated with our services. Furthermore, services subcontracted to other service providers generally yield lower margins, and therefore these regulatory requirements can impact our profitability and results of operations.

There are also increasing expectations in various jurisdictions that companies diligence and monitor the environmental and social performance of their value chain, including compliance with a variety of labor practices, as well as consider a wider range of potential environmental and social matters. Compliance can be costly, require us to establish or augment programs to diligence or monitor our suppliers, or potentially design supply chains to avoid certain regions altogether, and, in addition, there may also be retaliation against companies that are perceived as boycotting products manufactured or sourced in certain regions, such as Xinjiang, China. Failure to comply with such regulations can result in fines, contractual penalties, reputational damage, denial of import for materials for our projects, or otherwise have a material adverse effect on our business, financial condition and results of operations.

Our business is labor-intensive, and we may be unable to attract and retain qualified employees or we may incur significant costs in the event we are unable to efficiently manage our workforce or the cost of labor increases.

Our ability to perform our services and grow our business requires hiring, training and retaining the necessary skilled personnel, which is subject to a number of risks. The demand for labor in our industry has continued to increase in response to growing demand for infrastructure services in the United States. The pool of skilled workers available in our industry has also declined, and may further decline, due primarily to an aging workforce and fewer new workers entering into the trades and professions that are required for our business, especially with respect to experienced program managers and qualified engineers, electricians and craft workers. The seasonal nature of our industry can also create shortages of qualified labor during periods of high demand, and the amount of travel required for project management-level positions can impact the number of qualified potential candidates that decide to enter our industry. A shortage in the supply of personnel creates competitive hiring markets that may result in increased labor expenses, and we have incurred, and expect to continue to incur, significant recruiting and training expenses in order to recruit and train employees. The uncertainty of contract award timing and project delays can also present difficulties in managing our workforce size. Additionally, we may not be able to attract and retain the necessary skilled personnel for our expanding service offerings. Our inability to efficiently manage our workforce may require us to incur costs resulting from excess staff, reductions in staff, or redundancies that could have a material adverse effect on our business, financial condition and results of operations. Also, we may trigger indemnification obligations to our customers if, on projects where we have agreed to comply with certain prevailing wage and apprenticeship standards or domestic content standards, we fail to do so and this causes our customers to lose bonus federal tax credits under the IRA.

Additionally, the recent inflationary pressure in the U.S. and our other markets has increased our labor costs. Under certain of our contracts, labor costs are passed through to customers, and the portion of our workforce that is represented by labor unions typically operates under multi-year collective bargaining agreements that provide some visibility into future labor costs prior to the expiration and renegotiation of such contracts. However, the costs related to a significant amount of our workforce are subject to market conditions, and therefore inflationary pressure could increase our labor costs with respect to those employees. Increased labor costs can also impact our customers’ decision-making with respect to viability or timing of certain projects, which could result in project delays or cancelations and in turn have a material adverse effect on our business, financial condition and results of operations.

The loss of, or reduction in business from, certain significant customers could have a material adverse effect on our business, financial condition and results of operations.

A few customers have in the past and may in the future account for a significant portion of our revenues. For example, our 10 largest customers accounted for approximately 73% of our consolidated revenues as of December 31, 2025. Although we have longstanding relationships with many of our significant customers, a significant customer may unilaterally reduce or discontinue business with us at any time or merge or be acquired by a company that decides to reduce or discontinue business with us. A significant customer may also encounter financial constraints, based on cost of capital or other reasons, file for bankruptcy protection or cease operations, any of which could also result in reduced or discontinued business with us. The loss of business from a significant customer could have a material adverse effect on our business, financial condition and results of operations.

Many of our contracts may be canceled or suspended on short notice or may not be renewed upon completion or expiration, and we may be unsuccessful in replacing our contracts, which could have a material adverse effect on our business, financial condition and results of operations.

Our customers have in the past and may in the future cancel, suspend, delay or reduce the number or size of projects available to us for a variety of reasons, including capital constraints, changing market conditions or an inability to meet regulatory requirements. Furthermore, many of our customers may cancel or suspend our contracts for convenience on short notice even if we are not in default under the contract. Additionally, the in-house service organizations of our existing or prospective customers are capable of performing, or acquiring businesses that perform, the same types of services we provide, and these customers may also face pressure or be compelled by regulatory or other requirements to self-perform an increasing amount of the services we currently perform for them, thereby reducing the services they outsource to us in the future. While our customers are obligated to compensate us for work completed prior to the cancelation of any contract, if our customers cancel or suspend contracts having significant value or we fail to renew or replace a significant number of our existing contracts when they expire or are completed, the actual revenue received on such projects prior to such cancelation, suspension, completion or expiration, if any, may be significantly less than the revenue reflected in our backlog estimates. As a result, we may fail to realize all amounts in our backlog, which could have a material adverse effect on our business, financial condition and results of operations.

We may fail to adequately recover on contract modifications against project owners for payment or performance, which could have a material adverse effect on our business, financial condition and results of operations.

We have in the past brought, and may in the future bring, claims against our customers. We periodically present contract modifications to our customers for changes in contract specifications or requirements, as a result of added scope under such contracts, or for events outside our control which have impacted the cost or time to perform our obligations under the contracts. We consider unapproved change orders to be contract modifications for which customers have not yet agreed to both scope and price. We consider claims to be contract modifications which have been denied by our customers, and for which we seek, or will seek, to collect from such customers. These types of claims occur due to, among other things, impacts to projects as a result of factors not within our control, such as natural disasters, unforeseen site conditions, significant weather events and public health events (e.g., pandemics), delays caused by customers and third parties and changes in project scope, which can result in delays and/or additional costs that may not be recovered until the claim is resolved. While we generally negotiate with the customer for additional compensation, we may be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred. Litigation, arbitration or government approval (if needed) with respect to these matters is generally lengthy and costly, involves significant uncertainty as to timing and amount of any resolution, and can adversely affect our relationships with existing or potential customers. Furthermore, we could be required to invest significant working capital to fund cost overruns while the resolution of a claim is pending. Failure to obtain adequate and prompt compensation for these matters can result in a reduction of revenues and gross profit recognized in prior periods or the recognition of a loss. Any such reduction or loss can be substantial and could have a material adverse effect on our business, financial condition and results of operations.

The nature of our business exposes us to potential liability for warranty, engineering and other related claims.

We typically provide contractual warranties for our services and materials, guaranteeing the work performed against, among other things, defects in workmanship, and we may agree to indemnify our customers for losses related to our services. The lengths of these warranty periods varies and can extend for several years. Certain projects can have longer warranty periods and include facility performance warranties that are broader than the warranties we generally provide. Warranties generally require us to re-perform the services and/or repair or replace the warranted item and any other facilities impacted thereby, at our sole expense, and we could also be responsible for other damages if we are not able to adequately satisfy our warranty obligations. In addition, we can be required under contractual arrangements with our customers to warrant any defects or failures in materials we provide. While we generally require materials and equipment suppliers to provide us warranties that are consistent with those we provide customers, if any of these suppliers default on their warranty obligations to us, we may incur costs to repair or replace the defective materials.

Furthermore, our business involves professional judgments regarding the planning, design, development, construction, operations and management of solar power and renewable generation projects. Because our projects are often technically complex, our failure to make judgments and recommendations in accordance with applicable professional standards, including engineering standards, could result in damages. A significantly adverse or catastrophic event at a project site or completed power plant resulting from the services we performed could result in significant professional or product liability, personal injury (including claims for loss of life) or property damage claims or other claims against us, as well as reputational harm. These liabilities could exceed our insurance limits or impact our ability to obtain third-party insurance in the future, and customers, subcontractors or suppliers who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. As a result, warranty, engineering and other related claims could have a material adverse effect on our business, financial condition and results of operations.

During the ordinary course of our business, we are subject to lawsuits, claims and other legal proceedings, as well as bonding claims and related reimbursement requirements.

We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury (including claims for loss of life), workers’ compensation, employment discrimination, sexual harassment, workplace misconduct, wage and hour claims and other employment-related damages, compensation for breach of contract, negligence or gross negligence or property damage, environmental liabilities, multiemployer pension plan withdrawal liabilities, punitive damages, consequential damages, and civil penalties or other losses or injunctive or declaratory relief, as well as interest and attorneys’ fees associated with such claims. Furthermore, given our recent growth, we have become a more attractive target for lawsuits by various third parties.

We also generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, and, in some instances, we are allocated risk through our contract terms for actions by our customers, subcontractors or other third parties. Because our services in certain instances can be integral to the operation and performance of our customers’ infrastructure, we have been and may become subject to lawsuits or claims for any failure of the systems that we work on or damages caused by accidents and events related to such systems, even if our services are not the cause of such failures and damages. We could also be subject to civil and criminal liabilities, which could be material. Insurance coverage may not be available or may be insufficient for these lawsuits, claims or legal proceedings. The outcome of any allegations, lawsuits, claims or legal proceedings, as well as any public reaction thereto, is inherently uncertain and could result in significant costs, damage to our brands or reputation and diversion of management’s attention from our business. Payments of significant amounts, even if reserved, could have a material adverse effect on our business, financial condition and results of operations.

In addition, certain customers, particularly in connection with new construction, may require us to post performance and payment bonds. These bonds provide a guarantee that we will perform under the terms of a contract and pay our subcontractors and vendors. If we fail to perform, the customer may demand that the surety make payments or provide services under the bond, and we must reimburse the surety for any expenses or outlays it incurs. To the extent reimbursements are required, the amounts could be material and could have a material adverse effect on our business, financial condition and results of operations.

We can incur liabilities or suffer negative financial or reputational impacts relating to health and safety matters.

Our operations are inherently hazardous and subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our occupational health and safety programs, our industry involves a high degree of operational risk, and there can be no assurance that we will avoid significant liability exposure. Although we have taken precautions designed to mitigate this risk, we have suffered serious accidents in connection with our operations, and we anticipate that our operations may result in additional serious accidents in the future. As a result of these events, we could be subject to substantial penalties, revocation of operating licenses, criminal prosecution or civil litigation, including claims for bodily injury or loss of life, that could result in substantial costs and liabilities. In addition, if our safety record were to substantially deteriorate or we were to suffer substantial penalties or criminal prosecution for violation of health and safety regulations, our customers could cancel our contracts and elect to procure future services from other providers. Unsafe work sites also have the potential to increase employee turnover, increase the costs of projects for our customers, and raise our operating costs. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Disruptions to our information technology systems or our failure to adequately protect critical data, sensitive information and technology systems could have a material adverse effect on our business, financial condition and results of operations.

We rely on information technology systems to manage our operations and other business processes and to protect sensitive company information. We also collect and retain information about our customers, stockholders, vendors, employees, contractors, business partners and other parties, all of whom expect that we will adequately protect such information. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our information technology systems and confidential information as well as the systems and information of key third parties and information technology vendors upon whom we rely, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of “bugs,” misconfigurations or exploited vulnerabilities in software or hardware, including malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our or our key third parties and information technology vendors upon whom we rely. Additionally, any integration of AI in our or our information technology vendors’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Furthermore, the energy infrastructure systems on which we work are strategic targets that are at greater risk of cyber-attacks or acts of terrorism than other targets. Our operations are decentralized with operating companies maintaining some of their own information systems, data and service providers. While our cybersecurity risk management program and processes, including policies, controls and procedures, are designed to cover our operating companies, there can be no assurance that these will be fully implemented, complied with or effective in protecting all information systems and operations. In addition, as a NERC-registered entity, we are subject to periodic audits by an independent auditor of our compliance with operations and critical infrastructure protection standards. Although we maintain a robust 693 and NERC CIP compliance program pursuant to NERC requirements, if we fail to comply with NERC CIP standards we could be subject to sanctions, including substantial monetary penalties and increased compliance obligations, any one of which could have a material adverse effect on our business, financial condition and results of operations. While we have security measures and technology in place to protect our and our customers’ confidential or proprietary company information, there can be no assurance that our efforts will prevent all threats to our systems and information. Moreover, we have acquired and continue to acquire companies which may have cybersecurity vulnerabilities and/or unsophisticated security measures, which may expose us to significant cybersecurity, operational, and financial risks until such companies are fully integrated into our information systems and an intrusion into the information systems of a business we acquire may also ultimately compromise our systems. Additionally, while we maintain appropriate policies and procedures to minimize the cybersecurity risks associated with the use of remote working arrangements by employees, vendors, and other third parties, such arrangements may nonetheless present increased exposure to possible attacks, thereby increasing the risk of a data security compromise.

To date we have not experienced any cyber-attacks, breaches or disruptions of our information systems resulting in any material impact to our business; however, the ultimate impact of future and similar events remains unknown, and we expect additional vulnerabilities to arise. Any adverse impact to the confidentiality, integrity and availability of our information technology systems and confidential information, including security breaches and cyber-attacks, whether at our Company, our suppliers and vendors or other third parties, could expose us to loss, unauthorized release or disclosure of customer, employee or Company confidential information, litigation (such as class actions), investigation, regulatory enforcement action, penalties and fines, orders to stop any alleged noncompliant activity, information technology system failures or network disruptions, increased cyber-protection and remediation costs, financial losses, potential liability, or loss of customers’, employees’ or third-party providers’ trust and business, any of which could adversely impact our reputation, competitiveness and financial performance. An attack could also cause material service disruptions to our internal systems or, in extreme circumstances, infiltration into, damage to or loss of control of our customers’ energy infrastructure systems. Any such breach or disruption could subject us to material liabilities, cause damage to our reputation or customer relationships, or result in regulatory investigations or other actions by governmental authorities, which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, we may incur additional costs related to the investigation and reporting of any such breach or disruption. Additionally, because the techniques used to obtain unauthorized access or sabotage information technology systems change frequently and are generally not identifiable until they are launched against a target, we are unable to anticipate all attacker techniques or to implement comprehensive preventative measures, particularly because threat actors are increasingly using tools, including AI, that are designed to circumvent controls and evade detection. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Furthermore, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

Any deterioration in the quality or reputation of our brands, which can be exacerbated by the effect of social media or significant media coverage, could have a material adverse effect on our business, financial condition and results of operations.

Our brands and our reputation are among our most important assets, and our ability to attract and retain customers, as well as qualified employees, depends on brand recognition and reputation. Such dependence makes our business susceptible to reputational damage and to competition from other companies. A variety of events could result in damage to our reputation or brands, some of which are outside of our control, including:

•	acts or omissions that adversely affect our business such as a crime, scandal, cyber-related incident, litigation or other negative publicity;

•	failure to successfully perform, or negative publicity related to, a high-profile project;

•	actual or potential involvement in a catastrophic fire, explosion, mechanical failure of infrastructure or similar event; or

•	actual or perceived responsibility for a serious accident or injury.

Increased media coverage and interest in energy transition matters and our industry, along with the intensification of media coverage generally, including through the considerable expansion in the use of social media, have increased the volume and speed at which negative publicity arising from these events can be generated and spread, and we may be unable to timely respond to, correct any inaccuracies in, or adequately address negative perceptions arising from such media coverage. In addition, negative publicity relating to certain projects may result in increased regulatory scrutiny, adverse rulings or regulatory actions. If the reputation or perceived quality of our brands decline, customers lose confidence in us or we are unable to attract or retain qualified employees, such outcomes could have a material adverse effect on our business, financial condition and results of operations.

The loss of, or our inability to attract or keep, key personnel could disrupt our business.

We depend on the continued efforts of our senior management team and key technical personnel. We also depend on our ability to attract key operational, professional and technical personnel as we grow our business and in order to establish and maintain an effective succession planning process. A shortage of these employees for various reasons, including intense competition for highly skilled individuals with technical expertise, labor shortages, increased labor costs and the preference of some candidates to work remotely, could jeopardize our ability to successfully manage our decentralized operations or our ability to grow and expand our business. The loss of key personnel, as well as our inability to attract, develop and retain qualified employees could negatively impact our ability to manage our business and could have a material adverse effect on our business, financial condition and results of operations.

Our inability to successfully execute our acquisition strategy may have an adverse impact on our growth.

Our business strategy includes expanding our presence in the industry we serve and adjacent industries through strategic acquisitions of companies that complement or enhance our business. The number of acquisition targets that meet our criteria may be limited. We may also face competition for acquisition opportunities, and other potential acquirers may offer more favorable terms or have greater financial resources available for potential acquisitions. This competition may further limit our acquisition opportunities or raise the prices of acquisitions and make them less accretive, or possibly not accretive, to us. Furthermore, the increased antitrust scrutiny of and compliance requirements for potential acquisitions, including by the Federal Trade Commission (“FTC”) and Department of Justice under the Hart-Scott Rodino Act, the Sherman Act, the Clayton Act (each as amended) or other applicable laws, could negatively impact the cost and timing of or our ability to complete certain potential acquisitions. Failure to consummate future acquisitions could negatively affect our growth strategies.

Additionally, our past acquisitions have involved, and our future acquisitions may involve, significant cash expenditures or stock issuances, the incurrence or assumption of debt and other known and unknown liabilities and exposure to burdensome regulatory requirements. We may also discover previously unknown liabilities or, due to market conditions, be required pursuant to specific transaction terms to assume certain prior known liabilities associated with an acquired business, and we may have inadequate or no recourse under applicable indemnification provisions or representation and warranty insurance coverage (due to policy terms or lack of coverage at rates we believe are reasonable). Known liabilities may also change over time and become more severe than previously anticipated. As a result, past or future acquisitions may ultimately have a material adverse effect on our business, financial condition and results of operations.

The success of our acquisition strategy also depends on our ability to successfully conduct diligence and integrate the operations of the acquired businesses with our existing operations and realize the anticipated benefits from the acquired businesses, such as the expansion of our existing operations, expansion into new, complementary or adjacent business lines, elimination of redundant costs and capitalizing on cross-selling opportunities. Our ability to integrate and realize benefits can be negatively impacted by, among other things:

•	failure to adequately perform necessary diligence on prospective acquisitions;

•	failure of an acquired business to achieve the results we expect;

•	diversion of our management’s attention from operational and other matters or other potential disruptions to our existing business;

•	difficulties incorporating the operations and personnel, or inability to retain key personnel, of an acquired business;

•	the complexities and difficulties associated with managing our business as it grows and evolves;

•	additional financial reporting and accounting challenges associated with an acquired business;

•	unanticipated events or liabilities associated with the operations of an acquired business;

•	loss of business due to customer overlap or other factors; and

•

risks and liabilities arising from the prior operations of an acquired business, such as performance, operational, safety, cybersecurity, environmental, workforce or other compliance or tax issues, some of which we may not have discovered or accurately estimated during our due diligence and may not be covered by indemnification obligations or insurance.

We cannot be sure that we will be able to successfully complete the integration process without substantial costs, delays, disruptions or other operational or financial problems. Failure to successfully integrate acquired businesses could have a material adverse effect on our business, financial condition and results of operations.

Additionally, we also generally require that key management and former principals of the businesses we acquire agree to non-compete covenants in the purchase agreement or, as applicable, employment agreements. Enforceability of these non-competition agreements varies by jurisdiction and typically is dependent upon specific facts and circumstances, making it difficult to predict their enforceability. Additionally, the Federal Trade Commission (“FTC”) has adopted new rules to, among other things, prohibit and make unenforceable any post-employment non-compete arrangement that restricts an employee or individual independent contractor, unless such arrangement was entered into in connection with an acquisition and meets certain conditions. While these rules have been challenged judicially and their implementation has been stayed, if the rules are ultimately upheld, we might be subject to increased competition if the restrictive covenants entered into by key management personnel of acquired businesses are not enforceable or have expired, which could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to compete for projects if we are not able to obtain surety bonds, letters of credit or bank guarantees.

A portion of our business depends on our ability to provide surety bonds, letters of credit, bank guarantees or other financial assurances, including parent guarantees. Current or future market conditions, including losses incurred in the construction industry or as a result of large corporate bankruptcies, as well as changes in our sureties’ assessment of our operating and financial risk, could cause our surety providers and lenders to decline to issue or renew, or substantially reduce the amount of, bid or performance bonds for our work and could increase our costs associated with collateral. These actions could be taken on short notice. If our surety providers or lenders were to limit or eliminate our access to bonding, letters of credit or guarantees, our alternatives would include seeking capacity from other sureties and lenders or finding more business that does not require bonds or that allows for other forms of collateral for project performance, such as cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all, which could affect our ability to bid for or work on future projects requiring financial assurances and could have a material adverse effect on our business, financial condition and results of operations.

Under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing bonds. If we were to experience an interruption or reduction in the availability of bonding capacity as a result of these or other reasons, we may be unable to compete for or work on certain projects that require bonding.

Additionally, from time to time, we may be required to provide parent guarantees of certain obligations and liabilities of our subsidiaries that may arise in connection with, among other things, contracts with customers, equipment lease obligations and contractor licenses. These guarantees may cover all of the subsidiary’s unperformed, undischarged and unreleased obligations and liabilities under or in connection with the relevant agreement. For example, with respect to customer contracts, a parent guarantee may cover a variety of obligations and liabilities arising during the ordinary course of the subsidiary’s business or operations, including, among other things, warranty and breach of contract claims, third party and environmental liabilities arising from the subsidiary’s work and for which it is responsible, liquidated damages, or indemnity claims. To the extent a subsidiary incurs an obligation or liability that we have guaranteed, the recovery by a customer or other counterparty or a third party will not be limited to the assets of the subsidiary and could have a material adverse effect on our business, financial condition and results of operations.

We are generally paid in arrears for our services and may enter into other arrangements with certain of our customers, which could subject us to potential credit or investment risk and the risk of client defaults.

We are generally paid in arrears for our services and if we or our customers are unable to meet contractual requirements, we may experience delays in collection of and/or be unable to collect our client balances. While we take precautions against default on payment for these services (such as credit analysis and advance billing of clients), such precautions may fail to mitigate our exposure to clients’ credit risk, and we may experience significant uncollectible receivables from our clients. If we are unable to collect our receivables or unbilled services it could have a material adverse effect on our business, results of operations and financial condition.

Our customers typically withhold some portion of amounts due to us as retainage until a project is complete. In addition, we have provided in the past and may provide in the future other forms of financing, such as agreeing to defer payment until certain project milestones have been met. These payment arrangements subject us to potential credit risk related to changes in business and economic factors affecting our customers. Often, in the case of EPC contracts and O&M service contracts, our counterparties (customers) are special purpose vehicles whose only assets are the project under development or operation. In this case, we typically request a parent guarantee, letters of credit or evidence of financial close for the project from the customer. If we are unable to collect amounts owed, or retain amounts paid to us, our cash flows are reduced and we could experience losses.

Business and economic factors resulting in financial difficulties (including bankruptcy) for our customers (or their guarantors if applicable) can also reduce the value of any financing or equity investment arrangements we have with our customers, thereby increasing the risk of loss in those circumstances. Losses experienced as a result of these risks could have a material adverse effect on our business, financial condition and results of operations.

Insurance and claims expenses, as well as the unavailability or cancelation of third-party insurance coverage, could have a material adverse effect on our business, financial condition and results of operations.

We maintain insurance with insurance carriers for potential losses arising out of our business and operations, and such insurance is subject to high deductibles. We renew our third-party insurance policies on an annual basis, and therefore deductibles and levels of coverage offered may change in future periods, and there is no assurance that any of our coverages will be renewed at their current levels or at all or that any future coverage will be available at reasonable and competitive rates. In connection with such renewals, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance, risk volatility, and premium expense. Our insurance coverages may not be sufficient or effective under all circumstances or against all claims and liabilities asserted against us, and if we are not fully insured against such claims and liabilities, it could have a material adverse effect on our business, financial condition and results of operations.

Our insurance policies include various coverage requirements, including the requirement to give appropriate notice under the policy. If we fail to comply with these requirements, our coverage could be denied. Losses under our insurance programs are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. Insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends.

Further, there has been a wave of blockbuster, or so-called “nuclear”, verdicts resulting from liabilities arising out of vehicle and other accidents in recent years. Given the current claims environment, the amount of coverage available from excess insurance carriers is decreasing, and the premiums for this excess coverage are increasing significantly. For these reasons, our insurance and claims expenses may increase.

Although we reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience, estimating the number and severity of claims, as well as related costs to settle or resolve them, is inherently difficult and subject to a high degree of variability, and such costs could exceed our reserve estimates. Accordingly, our actual losses associated with insured claims may differ materially from our reserve estimates, which could have a material adverse effect on our business, financial condition and results of operations.

Our business and results of operations are subject to physical risks including those associated with climate change.

Changes in climate have caused, and are expected to continue to cause, among other things, increasing mean annual temperatures, rising sea levels and changes to meteorological and hydrological patterns, as well as impacts to the frequency and intensity of wildfires, hurricanes, floods, droughts, extreme temperatures, storms and severe weather-related events and natural disasters. We are also subject to physical risks such as earthquakes and landslides, such as in active earthquake zones in California. These risks extend to certain facilities and suppliers operating in the same region or in other locations that are susceptible to natural disasters, which could cause significant business interruptions, or damage or destroy our facilities, our suppliers’, or the manufacturing equipment or inventory of our suppliers. These changes have and could continue to significantly impact our future results of operations and may have a material adverse effect on our business, financial condition and results of operations. While we seek to mitigate our risks associated with climate change, we recognize that there are inherent climate-related risks regardless of how and where we conduct our operations. For example, catastrophic natural disasters can negatively impact projects we are working on, our facilities and other physical locations, portions of our equipment, or the locations and service regions of our customers. Accordingly, a natural disaster has the potential to disrupt our and our customers’ businesses and may cause us to experience work stoppages, project delays, financial losses and additional costs to resume operations, including increased insurance costs or loss of coverage, legal liability and reputational losses, and we expect that increasing physical climate-related impacts may result in further changes to the cost or availability of insurance in the future.

Physical risks associated with climate change have also increased hazards associated with our operations, which in turn has increased the potential for liability and increased the costs associated with our operations. For example, as discussed above, severe weather events could result in a delay of our operations and could cause severe damage to equipment used in our projects and/or our customers’ assets. In addition, the risk of wildfires in some of the areas where we operate has exposed us and other contractors and O&M service providers to increased risk of liability in connection with our operations in those locations, as these events can be started by electrical power and other infrastructure on which we have performed services. Given the potentially significant liabilities associated with any of these events, it could have a material adverse effect on our business, financial condition and results of operations. Furthermore, these climate conditions could also result in increased costs for third-party insurance and reduce the amount insurance carriers are willing to make available to us under such policies.

Our business is subject to operational hazards, including, among others, damage from severe weather conditions and electrical hazards, that can result in significant liabilities, and we may not be insured against all potential liabilities.

Due to the nature of our services and certain of our product solutions, as well as the conditions in which we and our customers operate, our business is subject to operational hazards and accidents that can result in significant liabilities. These operational hazards include, among other things, electrocution, explosions, leaks, collisions, mechanical failures, and damage from severe weather conditions and natural disasters such as extreme temperatures, flooding or severe rain or hail. Furthermore, certain operational hazards have become more widespread in recent years due to changes in climate and other factors, and certain of our customers operate in locations and environments that increase the likelihood and/or severity of these operational hazards.

Our projects are subject to the risk of damage and disruption which are caused by severe weather events (such as extreme cold weather, hail, hurricanes, tornadoes and heavy snowfall), seismic activity, fires, floods and other natural disasters or catastrophic events, which could result in a project delay and could cause severe damage to equipment used in our projects and/or our customers’ assets. Any of these events would negatively impact our ability to deliver our services to our customers and could result in reduced demand for our services, which could have a material adverse effect on our business, financial condition and results of operations.

Events arising from operational hazards and accidents have resulted in significant liabilities to us in the past and may expose us to significant claims and liabilities in the future. These claims and liabilities can arise through indemnification obligations to customers, our negligence or otherwise, and such claims and liabilities can arise even if our operations are not the cause of the harm. We also perform site-work services and construction services, as well as services on other infrastructure assets, and failure of, or accidents with respect to work we perform on, any of these types of assets could result in significant claims or liabilities. Our exposure to liability can also extend for years after we complete our services, and potential claims and liabilities arising from significant accidents and events can take years and significant legal costs to resolve.

Potential liabilities include, among other things, claims associated with personal injury, including severe injury or loss of life, and destruction of or significant damage to property and equipment (with respect to both our customers and other third parties), as well as harm to the environment, and other claims discussed above. These potential liabilities could lead to suspension of operations, adverse effects to our safety record and reputation and/or material liabilities and legal costs. In addition, if any of these events or related losses are alleged or found to be the result of our or our customers’ activities or services, we could be subject to government enforcement actions, regulatory penalties, civil litigation and governmental actions, including investigations, citations, fines and suspension of operations. Insurance coverage may not be available to us or may be insufficient to cover the cost of any of these liabilities and legal costs, and our insurance costs may increase if we incur liabilities associated with operational hazards. If we are not fully insured or indemnified against such liabilities and legal costs or a counterparty fails to meet its indemnification obligations to us, it could have a material adverse effect on our business, financial condition and results of operations. Further, to the extent our reputation or safety record is adversely affected, demand for our services could decline or we may not be able to bid for certain work.

Increasing scrutiny and changing expectations from various stakeholders with respect to corporate sustainability practices may impose additional costs on us or expose us to reputational or other risks.

Investors, customers and other stakeholders have focused on sustainability practices of companies, including, among other things, practices with respect to human capital resources, emissions and environmental impact and political spending. Expectations and requirements of our investors, customers and other stakeholders evolve rapidly and are largely out of our control, and our initiatives and disclosures in response to such expectations and requirements may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain services, enhanced compliance or disclosure obligations, or other material adverse effects to our business, financial condition and results of operations. In addition, there has been an increase in activism, media attention, and litigation related to such matters. While we have programs and initiatives in place related to our sustainability practices, investors may decide to reallocate capital or to not commit capital as a result of their assessment of our practices, and there is no guarantee that our programs and initiatives will have the desired outcomes, or that we will be successful in achieving related goals or targets that we may set. Failure or a perception of failure to implement corporate sustainability practices or achieve sustainability goals and targets we have set, or that we have set them at all, could damage our reputation, causing investors or customers to lose confidence and negatively impact the business. In addition, our customers may require that we implement certain additional procedures or standards in order to continue to do business with us. A failure to comply with investor, customer and other stakeholder expectations and standards, which are evolving and can conflict, or if we are perceived not to have responded appropriately to their growing concerns around sustainability issues, regardless of whether there is a legal requirement to do so, could also cause reputational harm to our business and could have a material adverse effect on our business, financial condition and results of operations. For example, if a portion of our operations are perceived to result in high greenhouse gas emissions, our reputation could suffer. In addition, organizations that provide ratings information to investors on sustainability matters may assign unfavorable ratings to us or our industry, which may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price and our costs of capital.

Moreover, while we may create and publish voluntary disclosures regarding sustainability matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and estimates and assumptions that may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many sustainability matters. In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to sustainability matters. For example, certain jurisdictions in which we operate have adopted new requirements that would require companies to provide expanded emissions-related disclosures on an annual basis. Additionally, the State of California has enacted rules that require companies to provide significantly expanded climate-related disclosures, whereas other jurisdictions have attempted to impose conflicting regulations. While certain of these rules are subject to ongoing legal challenges, these new and proposed regulatory requirements may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, may subject us to fines or penalties for noncompliance, and may impose increased oversight obligations on our management and board of directors, all of which could have a material adverse effect on our business, financial condition and results of operations.

Our unionized workforce and related obligations may have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2025, approximately 15.1% of our employees were covered by collective bargaining agreements. The number of our employees covered by collective bargaining agreements could increase in the future for a variety of reasons, including acquisitions, unionization of a non-union operating company, project requirements (e.g., project labor agreements) and changes in law. The political and labor environment in recent years has also generally been more conducive to unionization attempts, and we have experienced an increase in unionization attempts at certain of our operating companies and expect such attempts to continue in the future. For a variety of reasons, our unionized workforce could adversely impact relationships with our customers and could have a material adverse effect on our business, financial condition and results of operations. Certain of our customers also require or prefer a non-union workforce, and they may reduce the amount of work assigned to us if our non-union labor crews become unionized.

Additionally, although the majority of the collective bargaining agreements prohibit strikes and work stoppages, certain of our unionized employees have participated in strikes and work stoppages in the past and strikes or work stoppages could occur in the future. Our ability to complete future acquisitions also could be adversely affected because of our operating companies’ union status, including because our union agreements may be incompatible with the union agreements of a business we want to acquire or because a business we want to acquire may not want to become affiliated with our operating companies that have employees covered by collective bargaining obligations.

Our collective bargaining agreements generally require us to participate with other companies in multiemployer pension plans. To the extent a plan is underfunded, we may be subject to substantial liabilities under the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Multiemployer Pension Plan Amendments Act of 1980 if we withdraw or are deemed to withdraw from the plan or the plan is terminated or experiences a mass withdrawal, and we have been involved in several litigation matters associated with withdrawal liabilities in the past. Further, the Pension Protection Act of 2006 added special funding and operational rules generally applicable to multiemployer plans that are classified as “endangered,” “seriously endangered” or “critical” status based on multiple factors (including, for example, the plan’s funded percentage, cash flow position and a projected minimum funding deficiency). Plans in these classifications must adopt remedial measures, which may require additional contributions from employers (e.g., a surcharge on benefit contributions) and/or modifications to retiree benefits. Certain plans to which we contribute or may contribute in the future have these funding statuses, and we may be obligated to contribute material amounts to these plans in the future, which could have a material adverse effect on our business, financial condition and results of operations.

Our inability to maintain, protect or enforce our rights in intellectual property could adversely affect our business.

Our success depends, at least in part, on our ability to maintain, protect and enforce our intellectual property rights, including rights in our proprietary software platforms. Any failure to maintain, protect or enforce our intellectual property and proprietary rights adequately could result in our competitors offering similar services more quickly than anticipated, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue that could adversely affect our business, financial condition and results of operations.

We rely on intellectual property laws, primarily a combination of trademark, copyright and trade secret laws in the U.S., as well as contractual restrictions in our confidentiality, license and other agreements with our employees, consultants and other third parties with whom we have a relationship to protect our intellectual property rights. However, the steps we take to protect our intellectual property, trade secrets and other confidential information may not adequately secure our intellectual property rights. We cannot be certain our agreements will not be breached, including a breach involving the use or disclosure of our trade secrets or other confidential information, or that adequate remedies will be available in the event of any breach. In addition, our trade secrets may otherwise become known or lose trade secret protection.

We cannot be certain that we will be able to assert our intellectual property rights successfully in the future or that they will not be invalidated, circumvented, or challenged. Third parties may infringe, misappropriate or otherwise violate our intellectual property rights. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or may take in the future in an effort to prevent infringement, misappropriation or other violation may not be successful. From time to time, we may have to resort to litigation to enforce our intellectual property, which could result in significant costs and diversion of our management’s attention and other resources.

In addition, we cannot be certain that our competitors will not independently develop same or similar technology, obtain information we regard as proprietary, or design around intellectual property rights of ours. Any failure by us to adequately protect or enforce our trademarks, copyrights or other intellectual property rights could adversely affect business, financial condition and results of operations.

We may be subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

We cannot be certain the conduct of our business does not or will not infringe, misappropriate or otherwise violate the intellectual property rights of a third party. Third parties, including our competitors, may currently own or obtain in the future patents or other intellectual property rights that cover aspects of our proprietary technology or business methods. Such parties may claim we have misappropriated, misused, infringed or otherwise violated third-party intellectual property rights and if we gain greater recognition in the market, we face a higher risk of being the subject of claims we have violated others’ intellectual property rights. Any claim we violated a third party’s intellectual property rights, whether with or without merit, could be time-consuming, expensive to settle or litigate and could divert our management’s attention and other resources, all of which could adversely affect our business, financial condition and results of operations. Additionally, intellectual property claims against our customers relating to technology used on a project could cause delays in the completion of our projects. If we do not successfully settle or defend an intellectual property claim, we could be liable for significant monetary damages and could be prohibited from continuing to use certain technology, business methods, content or brands. To avoid a prohibition, we could seek a license from third parties, which could require us to pay significant royalties, increasing our operating expenses. If a license is not available at all or not available on commercially reasonable terms, we may be required to develop or license a non-violating alternative, either of which could adversely affect business, financial condition and results of operations.

We use AI technologies in our business, and the deployment, use and maintenance of these technologies involve significant technological and legal risks.

We use AI technologies in our business, and we are making investments to continuously evaluate, develop, deploy, use, maintain, and improve our use of such technologies. The market for AI technologies is rapidly evolving and these technologies are yet to become widely accepted in many industries, including the solar and renewable energy industry as well as the energy infrastructure industry generally. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. We are in varying stages of evaluation and implementation in relation to AI technologies, and we may not be successful in our ongoing development of these technologies in the face of novel and evolving technical, reputational, and market factors. We currently leverage a small number of mainstream, third-party AI tools, primarily including Microsoft Copilot and ChatGPT Enterprise, and are in early stages of working with third-party vendors and consultants to further develop our AI strategy. We have not initiated the development of any proprietary AI technology.

Our use of AI could also result in unintended consequences. For example, AI algorithms and models that are used may have undisclosed inherent limitations, be flawed or contain errors or may be based on datasets that are biased, outdated, collected in violation of applicable laws, or insufficient.

We also face competition in relation to the evaluation, development, deployment, use, maintenance, and improvement of AI technologies. Our competitors or our customers may develop or use technologies that are similar or superior to ours, are more cost-effective, or are quicker to develop and deploy. Our failure to successfully commercialize product offerings involving AI technologies, or our failure to offer or deploy new technologies as effectively, as quickly or as cost-efficiently as our competitors, could impair our ability to expand our business and deliver value to our customers. We expect that increased investment will be required in the future to continuously implement data-driven solutions and improve our use of AI technologies.

The technologies underlying AI and its use cases are rapidly developing, and remain subject to existing laws, including privacy, consumer protection and federal equal opportunity laws. As a result, it is not possible to predict all of the legal, operational or technological risks related to the use of AI. Such uncertainty in the legal regulatory regime relating to AI, such as evolving review by agencies including the United States Securities and Exchange Commission (“SEC”) and the FTC, may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws and regulations, the nature of which cannot be determined at this time.

As with many technological innovations, there are significant risks involved in evaluating, developing, deploying, using, maintaining and improving these technologies, and there can be no assurance that the usage of or our investments in such technologies will always enhance our data-driven solutions or be beneficial to our business, including our efficiency or profitability. Any of the foregoing, together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide and improve our services, require additional compliance measures and changes to our operations and processes, and result in increased compliance costs and potential increases in civil claims against us. Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI technologies could adversely affect our business, results of operations, and financial condition.

Risks Related to Our Industry

Negative macroeconomic conditions and industry-specific market conditions can have a material adverse effect on our business, financial condition and results of operations.

Stagnant or deteriorating economic conditions, including a prolonged economic downturn or recession, as well as significant events that have an impact on financial or capital markets, can adversely impact the demand for our services and result in the delay, reduction or cancelation of certain projects. Macroeconomic conditions, including inflation, slow growth or recession, changes to fiscal and monetary policy, changes in global trade relationships, and tighter credit and higher interest rates could materially and adversely affect demand for our services and the availability and cost of the materials and equipment that we need to deliver our services or that our customers need for their projects. During periods of elevated economic uncertainty, our customers may reduce or eliminate their spending on the services we provide. In addition, volatility in the debt or equity markets, as well as prolonged higher interest rates, may negatively impact our customers’ access to or willingness to raise capital and result in the reduction or elimination of spending on the services we provide. Our vendors, suppliers and subcontractors may also be, to varying degrees, adversely affected by these conditions. These conditions, which can develop rapidly, could have a material adverse effect on our business, financial condition and results of operations.

A number of factors can also adversely affect the power industry, including, among other things, prevailing power prices, the economic impact of supply chain and other logistical issues, financing conditions, potential bankruptcies, global and U.S. trade relationships, changes in regulations, including modifications to tax credits and renewable energy mandates, and other geopolitical conflicts and other events. A reduction in cash flows or the lack of availability of debt or equity financing for our customers on favorable terms could result in a reduction in our customers’ spending for our services and also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our business, financial condition and results of operations. Consolidation, competition, capital constraints or negative economic conditions in the renewable energy industry can also result in reduced spending by, or the loss of, one or more of our customers.

Our business is also exposed to risks associated with the renewable energy industry. These risks, which are not subject to our control, including power prices, the availability and attractiveness of incentives for renewable energy, the demand for renewable energy sources, including improvements in the affordability and efficiency of traditional and novel electric generation technologies, and legislative and regulatory actions, as well as public opinion, regarding the impact of fossil fuels on the climate and environment. Specifically, lower power prices, or perceived risk thereof, can result in decreased or delayed spending by our customers.

Projects in our industry can have long sales cycles requiring significant upfront investment of resources which, if they do not result in a project, could adversely affect our business, financial condition and results of operations.

The sales cycles for our customers’ projects vary substantially and can take many months or years to mature. As a result of these long sales cycles, we may need to make significant upfront investments of resources (including, for example, sales and marketing, engineering and research and development expenses) in advance of the signing of EPC contracts, commencing construction, and recognizing any revenue, which may not be recognized for several additional months following contract signing. Our potential inability to enter into contracts with potential customers on favorable terms after making such upfront investments could cause us to forfeit certain nonrefundable payments or otherwise have a material adverse effect on our business, financial condition and results of operations.

Our revenues and profitability can be negatively impacted if our customers encounter financial difficulties or file bankruptcy or disputes arise with our customers.

Our contracts often require us to satisfy or achieve certain milestones in order to receive payment, or in the case of cost-reimbursable contracts, provide support for billings in advance of payment. As a result, we could be required to incur significant costs or perform significant amounts of work prior to receipt of payment. We could face difficulties collecting payment and sometimes fail to receive payment for such costs in circumstances where our customers do not proceed to project completion, terminate or cancel a contract, default on their payment obligations, or dispute the adequacy of our billing support. We have in the past brought, and may in the future bring, claims against our customers related to the payment terms of our contracts, and any such claims may harm our relationships with our customers.

Slowing economic conditions in the power industry can also impair the financial condition of our customers and hinder their ability to pay us on a timely basis or at all. To the extent a customer files bankruptcy, payment of amounts owed can be delayed and certain payments we receive prior to the filing of the bankruptcy petition may be avoided and returned to the customer’s bankruptcy estate. Furthermore, many of our customers for larger projects are project-specific entities that do not have significant assets other than their interests in the project and could be more likely to encounter financial difficulties relating to their businesses. We ultimately may be unable to collect amounts owed to us by customers experiencing financial difficulties or in bankruptcy, and accounts receivable from such customers may become uncollectible and ultimately have to be written off, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is highly competitive, and competitive pressures could negatively affect our business.

We cannot be certain that we will maintain or enhance our competitive position or maintain our current customer base. Our industry is served by numerous companies, from small, owner-operated private companies to large multi-national, public companies. Relatively few barriers prevent entry into some areas of our business, and as a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. In addition, some of our competitors have significant financial, technical and marketing resources, and may have or develop expertise, experience and resources to provide services that are superior in both price and quality to our services. Certain of our competitors may also have lower overhead cost structures, and therefore may be able to provide services at lower rates than us. Additionally, many of our existing or prospective customers are now capable, or may in the future become capable, of performing the same types of O&M services we provide, and these customers may also face pressure or be compelled to self-perform an increasing amount of the services we currently perform for them, thereby reducing the services they outsource to us in the future.

We also subcontract certain of our services, including pursuant to customer and regulatory requirements, and certain of these subcontractors may develop into a competitor to us on prime contracts with our customers. Our subcontracting requirements have also increased in recent years, primarily as a result of these customer and regulatory requirements, which not only increases the number of viable competitors but could also negatively impact our ability to self-perform projects.

Furthermore, a substantial portion of our revenues is directly or indirectly dependent upon obtaining new contracts, which is unpredictable and often involves complex and lengthy negotiations and bidding processes that are impacted by a wide variety of factors, including, among other things, price, governmental approvals, financing contingencies, commodity prices, environmental conditions, overall market and economic conditions, and a potential customer’s perception of our ability to perform the work or the technological advantages held by our competitors. The competitive environment we operate in can also affect the timing of contract awards and the commencement or progress of work under awarded contracts. For example, based on rapidly changing competition and market dynamics, we have recently experienced, and may in the future experience, more competitive pricing for smaller scale projects. Additionally, changing competitive pressures present difficulties in matching workforce size with available contract awards. As a result of the factors described above, the competitive environment we operate in could have a material adverse effect on our business, financial condition and results of operations.

Technological advancements in other forms of power generation could negatively affect our business.

Technological advancements in other forms of power generation could result in reduced investment in solar and battery storage projects and reduced demand for our services, which could have a material adverse effect on our business, financial condition and results of operations. For example, if other forms of power generation, including natural gas, nuclear, coal or other renewable energy technologies, are able to generate and deliver electricity at lower cost or with improved operational and/or environmental efficiency, relative to solar and battery storage projects, demand for our services could be significantly reduced. Additionally, any technological advancements may result in increased investment in other forms of power generation in lieu of investment in our industry, which could result in changing customer priorities and lead to reduced demand.

Our future success will depend, in part, on our ability to anticipate and adapt to these and other potential changes in a cost-effective manner and to offer services that meet customer demands and evolving industry standards. Our failure to do so or the incurrence of significant expenditures in adapting to such changes could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, we view our portfolio of energized services tools and techniques, as well as our other process and design technologies, as competitive strengths, which we believe differentiate our service offerings. If our intellectual property rights or work processes become obsolete, through technological advancements or otherwise, we may not be able to differentiate our service offerings and some of our competitors may be able to offer more attractive services to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Regulation and Compliance

Regulatory requirements applicable to our industry and changes in current and potential legislative and regulatory initiatives may adversely affect demand for our services.

The federal, state and local regulations affecting the power industry, including, among other things, environmental, health, safety, and permitting requirements and materials sourcing and transportation obligations, have a material effect on our business. These regulations are complex and subject to change both in substance and interpretation and often regulations across various jurisdictions can differ or conflict, all of which can negatively impact our or our customers’ ability to efficiently operate. In recent years, customers in our industry have faced heightened regulatory requirements and increased regulatory enforcement, as well as private legal challenges related to compliance with such regulatory requirements, which have resulted in delays, reductions in scope and cancelations of projects. Furthermore, we are subject to certain regulatory requirements applicable to our customers, and our inability to meet those requirements could result in decreased demand for our services. Increased and changing regulatory requirements applicable to us and our customers have resulted in, among other things, project delays and decreased demand for our services in the past, and may do so in the future, which could have a material adverse effect on our business, financial condition and results of operations.

For example, in the past, sourcing restrictions on critical components for our customers’ projects have resulted in supply chain and logistical challenges, which negatively impacted certain of our services. We may be impacted in the future by sourcing restrictions, including, but not limited to, taxes, tariffs and duties, which may negatively impact project timing and cost within certain of our markets in the future. Furthermore, with respect to our contracts under which we are responsible for procuring all or a portion of the materials needed for projects, including our EPC contracts, we are often required to comply with complex sourcing and transportation regulations, which can involve cross-border movement of such materials. Changes to, or our failure to comply with, these regulatory requirements can result in project delays and additional project costs, which may be substantial and not recoverable from third parties, and in some cases, we may be required to compensate the customer for such delays, including in circumstances where we have guaranteed project completion or performance by a scheduled date and incur liquidated damages if we do not meet such schedule. Our failure to comply with these regulatory requirements, including reliability standards promulgated by the designated Electric Reliability Organization (which is currently NERC), could result in criminal or civil fines, penalties, forfeitures or other sanctions.

Regulatory requirements focused on concerns about climate-change related issues, including any new or changed requirements concerning the reduction, production or consumption of fossil fuels, could negatively impact the production volumes of our customers, which could in turn negatively impact demand for certain of our services. Additionally, new regulations addressing greenhouse gas emissions from mobile sources could also significantly increase costs for our large fleet of vehicles, render portions of our fleet of vehicles obsolete or reduce the availability of vehicles we need to perform our services. Laws, regulations and existing policies related to climate change and to greenhouse gas emissions have been rapidly evolving and are increasingly difficult to predict, particularly in light of recent announcements and actions by the U.S. government to reconsider air-related regulations and policies.

For example, shortly following the passage of the OBBBA, on July 7, 2025, the Trump Administration issued an executive order directing the Secretary of the Interior to revise any regulations, guidance, policies and practices to eliminate any preferential treatment to wind and solar facilities in comparison to dispatchable energy sources. On July 29, 2025, the Secretary of Interior issued an order directing the Department of Interior to identify and halt support for policies biased in favor of wind and solar energy (including with respect to land use and its authorizations, environmental and wildlife permits, processes related to Tribal and Native lands, commercial and financial authorizations and other actions such as temporary use permits and access road authorizations). This and other similar governmental actions can impact continuous or future investment and development of wind and solar projects on federal land or that require federal permits or approvals and therefore reduce the demand for our services.

With respect to certain services within our business, current and potential legislative or regulatory initiatives may be amended or repealed or may not be implemented or extended or result in incremental increased demand for our services, including the IIJA, legislation or regulation that mandates percentages of power to be generated from renewable sources, requires utilities to meet reliability standards, provides for existing or new production tax credits for renewable energy developers, or encourages installation of new electric power transmission and renewable energy generation facilities. While these actions and initiatives have positively impacted demand for our services in the past, it is not certain whether they will continue to do so in the future, which could have a material adverse effect on our business, financial condition and results of operations.

The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, financial condition and results of operations.

We or our customers benefit from certain government subsidies and economic incentives from time to time, including renewable energy tax credits, rebates and other incentives that support the development and adoption of clean energy solutions. The IRA introduced and extended several U.S. federal income tax credits to promote clean energy development. The IRA has driven significant investments in clean energy developments since its enactment and thereby increased demand from our customers for our services. However, under the OBBBA, which was signed into law on July 4, 2025, the CEPC and the CEIC under Section 45Y and Section 48E of the Code, respectively, for solar and wind projects are scheduled to terminate on an accelerated schedule. Solar and wind projects must either (1) begin construction (as determined for U.S. federal income tax purposes) on or before July 4, 2026 or (2) be placed in service (as determined for U.S. federal income tax purposes) on or before December 31, 2027 to be eligible for these tax credits. Moreover, following the enactment of the OBBBA, the Trump Administration issued an executive order requiring the U.S. Department of the Treasury (“Treasury”), among other things, to enforce the accelerated termination of the CEPC and CEIC for solar and wind projects. Following the executive order, Treasury and the U.S. Internal Revenue Service (the “IRS”) released IRS Notice 2025-24, which, among other changes, eliminated the opportunity for developers and other project owners to be treated as having begun construction of a solar or wind project by paying or incurring at least five percent (5%) of the total costs of the relevant project. The accelerated sunset of the CEPC and CEIC for solar projects under the OBBBA, along with the Trump Administration’s recent enforcement efforts, could limit the availability of U.S. federal income tax credits for future solar projects and therefore could have a material adverse impact on future levels of investment in utility-scale solar projects in the United States, which could result in a significant reduction in the demand for our services.

In addition, the OBBBA created new limitations and restrictions relating to the direct or indirect ownership, influence, or control of U.S. clean energy projects by, and the inclusion of equipment and components within U.S. clean energy projects provided by, citizens of and entities organized under the laws of or having their principal place of business in certain non-U.S. countries, including the PRC, and certain affiliated entities thereof. Solar and battery storage projects that fail to comply with these limitations and restrictions generally will be ineligible to claim the CEPC and CEIC (in the case of solar projects) and the CEIC (in the case of battery storage projects). These new limitations and restrictions may negatively affect the competitiveness of utility-scale solar projects and co-located solar and battery storage projects relative to conventional sources of electricity, which could reduce the number of new utility-scale solar and battery projects and result in a significant reduction in the demand for our services. Moreover, the restrictions on the inclusion of equipment and components provided by entities with nexus to the PRC may require us to reevaluate our suppliers (and underlying supply chains) and could materially increase the cost of providing EPC services to our customers.

Further, as demonstrated by the above discussion of the OBBBA and related changes in law, government incentives are subject to inherent uncertainties and may be discontinued, repealed or amended at any time. Any reduction, elimination or discriminatory application of government subsidies and economic incentives that would otherwise be available to our customers because of further policy changes, or the reduced need for such subsidies and incentives due to the perceived success of clean and renewable energy products, a new U.S. presidential administration and its focus on the development of more traditional energy generation projects or other reasons, may require our customers to seek additional financing, which may not be obtainable on commercially attractive terms or at all, or abandon or not proceed with projects and may result in the diminished competitiveness of the solar and renewable energy industry generally or our business in particular. In addition, as illustrated in the foregoing paragraphs, any change in the level of subsidies and incentives from which we (directly or indirectly) benefit could have a material adverse effect on our business, financial condition and results of operations.

We are subject to complex federal, state and other environmental, health and safety laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities.

Our operations are subject to a complex and rapidly evolving set of federal, state, local and international environmental, health and safety laws and regulations. These laws govern the generation, use, storage, release, management and disposal of, or exposure to, hazardous materials and wastes, the remediation of contaminated sites, fuel storage, wastewater and stormwater discharges, air emissions, the protection of natural resources (such as protected wetlands or threatened and endangered species and their habitat) and occupational health and safety. These laws, rules and regulations require us to obtain and maintain regulatory licenses, permits and other approvals, comply with the requirements of such licenses, permits and other approvals and perform environmental impact studies prior to commencing new projects or making changes to existing projects. Additionally, as a company with a focus on ESG and sustainability, noncompliance with environmental laws, rules or regulations can also significantly harm our reputation. We could be held liable for significant penalties and damages under certain environmental laws and regulations or be subject to revocation of certain licenses or permits, which could have a material adverse effect on our business, financial condition and results of operations.

We perform work, including directional drilling, in and around environmentally sensitive areas such as rivers, lakes and wetlands. Due to the inconsistent nature of the terrain and water bodies, it is possible that such work may cause the release of subsurface materials that contain contaminants in excess of amounts permitted by law, potentially exposing us to remediation costs and fines. For example, the Clean Water Act (the “CWA”) and comparable state laws and regulations applicable to our construction activities require us to establish authorization for the discharge of stormwater, which may require the development and implementation of a SWPPP to describe the construction activities and the pollution prevention practices that will be implemented in connection with those activities.

Additionally, we lease numerous properties and facilities, including certain of which that contain above-and below-ground fuel storage tanks or otherwise involve operations including the generation, use, storage or management of hazardous materials and wastes. Under certain environmental laws, we could be held responsible for costs (including remediation costs and fines) relating to contamination at our past or present properties and facilities. Although we maintain environmental insurance policies to address certain environmental risks, we can give no assurance that we will be able to maintain such policies in the future or that such policies will cover the full cost of environmental liabilities. The obligations, liabilities, fines and costs associated with these events and conditions may be material and could have a material adverse effect on our business, financial condition and results of operations.

Moreover, new or amended laws and regulations, changes in the interpretation of existing laws and increased regulatory scrutiny could require us to incur significant costs or result in new or increased liabilities. For instance, changes to the definition of “waters of the United States” by the Environmental Protection Agency may broaden the scope of the CWA, potentially impacting construction activities near certain waterways. In some cases, we have obtained indemnification and other rights from third parties (including predecessors or lessors) for such obligations and liabilities; however, these indemnities may not cover all of our costs and indemnitors may fail to fulfill their financial obligations to us. Further, in connection with an acquisition, we may not identify all potential environmental liabilities associated with the acquired business. Such uncertainty could have a material adverse effect on our business, financial condition and results of operations.

Certain regulatory requirements applicable to us could have a material adverse effect on our business, financial condition and results of operations.

We are subject to various specific regulatory regimes and requirements that could result in significant compliance costs and liabilities. As a public company, we are subject to various corporate governance and financial reporting requirements, including requirements for management to report on our internal control over financial reporting and for our independent registered public accounting firm to express an opinion on the operating effectiveness of our internal control over financial reporting. Failure to maintain effective internal controls, including the identification and remediation of significant internal control deficiencies in acquired businesses (both prior acquisitions and future acquisitions), could result in a reduced ability to obtain debt and equity financing, a loss of customers, fines or penalties, and/or additional expenditures to meet the requirements or remedy any deficiencies.

Any actual or perceived failure to comply with new or existing laws, regulations or other requirements relating to the privacy, security and processing of personal information could have a material adverse effect on our business, financial condition and results of operations.

We also collect, process and retain information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws, including from and about our customers, stockholders, vendors and employees. Legislation and regulatory requirements, as well as contractual commitments, affect how we must store, use, transfer and process the confidential information of our customers, stockholders, vendors and employees. The application and interpretation of such requirements are constantly evolving and are subject to change, creating a complex compliance environment. In some cases, these requirements may be either unclear in their interpretation and application or they may have inconsistent or conflicting requirements with each other. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security in the United States, including in relation to cybersecurity incidents. These laws, as well as other new or changing legislative, regulatory or contractual requirements concerning data privacy and protection, could require us to expend significant additional compliance costs, implement new processes, or change our handling of information and business operations, and any failure or perceived failure to comply with such requirements can result in significant liability legal claims or proceedings (including class actions), regulatory investigations or enforcement actions, or harm to our reputation. In addition, we could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

Changes in tax laws or our tax estimates or positions could have a material adverse effect on our business, financial condition and results of operations.

We are or will be subject to extensive tax liabilities imposed by multiple jurisdictions, including income taxes, indirect taxes (excise/duty, sales/use, gross receipts, and value-added taxes), payroll taxes, franchise taxes, withholding taxes and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed, all of which can result in significant changes to the tax rate on our earnings and have a material impact on our earnings and cash flows from operations. Since future changes to tax legislation and regulations are unknown, we cannot predict the ultimate impact such changes may have on our business. In addition, significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are and will be regularly under audit by tax authorities, and our tax estimates and tax positions could be materially affected by many factors, including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our mix of earnings, our ability to realize deferred tax assets and changes in uncertain tax positions. A significant increase in our tax rate or change to our tax positions could have a material adverse effect on our business, financial condition and results of operations.

We could be adversely affected by our failure to comply with anti-corruption, anti-bribery and/or international trade laws to which we are subject.

Applicable U.S. and non-U.S. anti-corruption and anti-bribery laws, including but not limited to the U.S. Foreign Corrupt Practices Act (“FCPA”), prohibit us from, among other things, corruptly making payments to non-U.S. officials for the purpose of obtaining or retaining business. We pursue certain opportunities in countries that experience government corruption, and in certain circumstances, compliance with these laws may conflict with local customs and practices. Our policies mandate compliance with all applicable anti-corruption and anti-bribery laws and our procedures and practices are designed to ensure that our employees and intermediaries comply with these laws. However, it is possible that our employees, subcontractors, agents and partners may take actions in violation of our policies, company-wide standards, procedures and anti-corruption and anti-bribery laws and that the controls we undertake to facilitate lawful conduct, which include internal control policies, could be intentionally circumvented or become inadequate because of changed conditions. Liability for such actions or inadvertences could result in severe criminal or civil fines, penalties, forfeitures, disgorgements or other sanctions, which in turn could have a material adverse effect on our reputation, business, financial condition and results of operations. In addition, detecting, investigating and resolving actual or alleged violations can be expensive and consume significant time and attention of our senior management, in-country management and other personnel.

Additionally, pursuant to our EPC and other contracts where we have assumed responsibility to procure all or part of the materials needed for certain projects, we may source materials from outside the U.S. and be subject to non-U.S. laws associated with the procurement and transportation of such materials. The laws and regulations associated with such cross-border procurement activities are complex and our failure to comply with such laws or regulations may result in criminal or civil fines, penalties, sanctions or other liabilities, which could have a material adverse effect on our business, financial condition and results of operations.

Violations of export control and/or economic sanctions laws and regulations to which we are subject and changes to U.S. foreign trade policy could have a material adverse effect on our business, financial condition and results of operations, and we cannot predict the impact to our business or the future development of such laws and regulations.

Our services may be subject to export control regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security. We are also subject to foreign assets control and economic sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, which restrict or prohibit our ability to transact with certain foreign countries, individuals and entities. Export control regulations may restrict our ability to exchange technical information with foreign manufacturers and suppliers and economic sanctions regulations may restrict our ability to source from certain suppliers. In addition, in the future we may conduct business outside of the U.S. We will consider these scenarios when designing our policies and procedures and conducting training designed to facilitate compliance with U.S. export control and economic sanctions laws and regulations. Although we believe our policies and procedures will mitigate the risk of violations of such laws, our employees and intermediaries may take actions in violation of our policies or these laws. Any such violation, even if prohibited by our policies, could subject us to criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, financial condition and results of operations.

In addition, changes in U.S. foreign policy, including as a result of the new presidential administration, could lead to additional export barriers or economic sanctions being imposed against foreign jurisdictions. Any such change in U.S. foreign policy could restrict or prohibit our ability to transact with, source from or export to certain foreign countries, individuals and entities (including manufacturers and suppliers) or to conduct business outside of the U.S. We cannot predict what changes to U.S. trade policy will be made by the Trump Administration, a future presidential administration or Congress, including whether existing tariff policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business. Changes in U.S. trade policy have resulted and could again result in adverse reactions from U.S. trade partners, including the adoption by such countries of responsive trade policies that may make it more difficult or costly for U.S. businesses to do business with suppliers and manufacturers of such countries. Changes to U.S. foreign trade policy that restrict our ability to transact with other countries, individuals or entities or to conduct business outside the U.S. could have a material adverse effect on our business, financial condition and results of operations.

Immigration laws, including our inability to verify employment eligibility, could have a material adverse effect on our business, financial condition and results of operations.

We employ a significant number of employees, and while we utilize processes to assist in verifying the employment eligibility of our employees so that we maintain compliance with applicable laws, it is possible some of our employees may be unauthorized workers. The employment of unauthorized workers or failure to comply with the requirements of non-immigrant visas could subject us to fines, penalties and other costs, as well as result in adverse publicity that negatively impacts our reputation and brand and may make it more difficult to hire and retain qualified employees. Immigration laws have also been an area of considerable political focus in recent years, and, from time-to-time, the U.S. government considers or implements changes to federal immigration laws, regulations or enforcement programs. Changes in immigration or work authorization laws may increase our obligations for compliance and oversight, which could subject us to additional costs and potential liability and make our hiring processes more cumbersome, or reduce the availability of potential employees. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Indebtedness

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the agreements governing our indebtedness are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Although we may enter into agreements limiting our exposure to higher interest rates, these agreements may not be effective.

Our failure to comply with the covenants contained in the credit agreement governing the New Revolving Credit Facility, including as a result of events beyond our control, could result in an event of default that could cause repayment of our debt to be accelerated.

The credit agreement governing the New Revolving Credit Facility imposes, and the agreements governing our future indebtedness may impose, material restrictions on us that limit our operating flexibility, which could harm our long-term interests. These restrictions, subject in certain cases to ordinary course of business and other exceptions, may limit our ability to engage in some transactions, including the following:

•	incurring or guaranteeing additional indebtedness;

•	paying dividends, redeeming capital stock or making other restricted payments;

•	making payments in respect of certain subordinated indebtedness;

•	making investments, including acquisitions, loans and advances;

•	entering into burdensome agreements with negative pledge clauses or restrictions on subsidiary distributions;

•	selling, transferring or otherwise disposing of assets, properties or licenses not in the ordinary course of business;

•	creating liens on assets and capital stock to secure any indebtedness;

•	undergoing a change in control;

•	merging, consolidating, liquidating, winding up or dissolving;

•	entering into unrelated lines of business and the business conducted by certain of our subsidiaries; and

•	entering into transactions with affiliates.

In addition to imposing restrictions on our business and operations, some of our debt instruments include covenants relating to one or more financial ratios and tests.

Any failure to comply with the restrictions of our indebtedness, and any subsequent financing agreements, including as a result of events beyond our control, may result in an event of default under these agreements, which in turn may result in defaults or acceleration of obligations under these agreements and other agreements, giving our lenders and other debt holders the right to terminate any commitments they may have made to provide us with further funds and to require us to repay all amounts then outstanding. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments. In addition, we may not be able to refinance or restructure the payments on the applicable debt. Even if we were able to secure additional financing, it may not be available on favorable terms. Any future debt that we incur may contain financial maintenance covenants.

We may incur substantial additional indebtedness in the future and may not be able to generate sufficient cash to service such indebtedness, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

As of December 31, 2025, we had long-term debt, exclusive of equipment financing and lease liabilities, of approximately $401.2 million, all of which was repaid in full with the net proceeds from the IPO. Assuming that the IPO and the application of the net proceeds therefrom had been completed on December 31, 2025, our long-term debt, exclusive of equipment financing and lease liabilities, would have been $0. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for descriptions of our indebtedness.

As of December 31, 2025, we and our subsidiaries had $78.8 million of unused commitments available to be borrowed under the Prior Revolving Facility. This amount includes no cash borrowings and is net of $11.2 million of outstanding letters of credit. The Prior Revolving Facility was terminated in connection with the IPO. Assuming that the IPO and the termination of the Prior Revolving Facility was completed on December 31, 2025, we and our subsidiaries would have had $188.8 million of unused commitments (net of $11.2 million of outstanding letters of credit) available to be borrowed under the New Revolving Credit Facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for descriptions of our indebtedness—Liquidity and Capital Resources” for additional information on the Prior Revolving Facility and the New Revolving Credit Facility.

We may incur substantial indebtedness in the future, which would increase our debt service obligations and could further reduce the cash available to invest in operations. If new debt is added to our debt levels, or any debt is incurred by our subsidiaries, the related risks that we and our subsidiaries currently face could increase. The terms of our credit agreement do not fully prohibit us or our subsidiaries from incurring additional indebtedness, subject to limitations.

Any such substantial indebtedness could restrict our operations and could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital and capital expenditures, and for other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry, which may place us at a competitive disadvantage compared to our competitors that have less debt;

•	restrict us from making strategic acquisitions or other investments or cause us to make non-strategic divestitures;

•	limit our ability to obtain additional financing for working capital and capital expenditures, and for other general corporate purposes; and

•	require compliance with financial and other restrictive covenants that may restrict our ability to operate or expand.

Our ability to make scheduled payments due on any future debt obligations or to refinance any future debt obligations will depend on our financial condition and operating performance, which are subject to prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on any future indebtedness.

If our cash flow and capital resources are insufficient to fund any future debt service obligations, we could face substantial liquidity problems. Any decrease in our liquidity could result in our inability to meet financial obligations or fund growth plans, and we could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to implement any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.

Our inability to generate sufficient cash flow to satisfy any future debt obligations or to refinance any future indebtedness on commercially reasonable terms or at all would have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Organizational Structure

Our principal asset is our direct or indirect interest in SOLV Energy Holdings LLC and, as a result, we depend on distributions from SOLV Energy Holdings LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement. SOLV Energy Holdings LLC’s ability to make such distributions may be subject to various limitations and restrictions.

In connection with the IPO we became a holding company and our principal asset is our ownership of LLC Interests. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, is dependent upon the financial results and cash flows of SOLV Energy Holdings LLC and its subsidiaries and distributions we receive from SOLV Energy Holdings LLC. There can be no assurance that SOLV Energy Holdings LLC and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in the agreements governing SOLV Energy Holdings LLC’s and its subsidiaries’ indebtedness, will permit such distributions. Additionally, the terms of the credit agreement governing our New Revolving Credit Facility limit SOLV Energy Holdings LLC and its subsidiaries from making distributions and paying dividends to us, subject to certain exceptions, which includes the making of certain distributions and/or dividends after the consummation of an IPO or the issuance of public debt securities to pay fees and expenses in connection with being a public company. Deterioration in the financial condition, earnings or cash flow of SOLV Energy Holdings LLC and its subsidiaries for any reason could limit or impair their ability to pay such distributions to us, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.

For U.S. federal income tax purposes, SOLV Energy Holdings LLC was historically an entity disregarded as separate from SOLV Energy Parent Holdings LP, an entity taxed as a partnership for U.S. federal income tax purposes. As a disregarded entity, SOLV Energy Holdings LLC was not subject to any entity level U.S. federal income tax. In connection with the Transactions, SOLV Energy Holdings LLC became a partnership for U.S. federal income tax purposes and is treated as a continuation of SOLV Energy Parent Holdings LP for U.S. federal income tax purposes. As a partnership for U.S. federal income tax purposes, SOLV Energy Holdings LLC is generally not subject to any entity level U.S. federal income tax, and we will incur income taxes on our allocable share of any net taxable income of SOLV Energy Holdings LLC at the prevailing corporate tax rates. Under the terms of the SOLV Energy Holdings LLC Agreement, SOLV Energy Holdings LLC will be obligated, subject to various limitations and restrictions, including with respect to any debt instruments to which SOLV Energy Holdings LLC or any subsidiary thereof is a party, to make tax distributions to members, including us. In addition to tax expenses, we may also incur expenses related to our operations, including payments under the Tax Receivable Agreement (which payments we expect could be significant). For a description of the terms of the Tax Receivable Agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement.” We intend, through our control of the managing member, to cause SOLV Energy Holdings LLC to make cash distributions to its members in an amount sufficient to (i) fund all or part of their tax obligations in respect of taxable income allocated to them and (ii) cover our operating expenses, including payments under the Tax Receivable Agreement. However, SOLV Energy Holdings LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which SOLV Energy Holdings LLC or any subsidiary thereof is then a party, including debt instruments, or any applicable law, or that would have the effect of rendering SOLV Energy Holdings LLC insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations (including, if applicable, as a result of any payments required to be made under the Tax Receivable Agreement (including in the case of any acceleration of our obligations thereunder)), we may have to borrow funds, which could have a material adverse effect on our liquidity, business, financial condition and results of operations and subject us to various restrictions imposed by any lenders of such funds. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts will accrue interest until paid by us. Nonpayment for a specified period may constitute a breach of a material obligation under the Tax Receivable Agreement and, therefore, may accelerate payments due under the Tax Receivable Agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement.” In addition, if SOLV Energy Holdings LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired. See “Risk Factors—Risks Related to the Ownership of Our Class A Common Stock” and “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”

SOLV Energy Holdings LLC may make distributions of cash to us in excess of the amounts we use to make distributions to our stockholders and pay our expenses (including our taxes and payments under the Tax Receivable Agreement). To the extent we do not distribute such excess cash to our stockholders, the direct or indirect members in SOLV Energy Holdings LLC may benefit from any value attributable to such cash if they acquire shares of Class A common stock in exchange for their LLC Interests.

Under the SOLV Energy Holdings LLC Agreement, SOLV Energy Holdings LLC is generally required to make tax distributions, and we intend to cause SOLV Energy Holdings LLC, from time to time, to make such distributions in cash to its members (including us) in amounts that are sufficient to cover such members’ taxes imposed as a result of their allocable share of the taxable income of SOLV Energy Holdings LLC. These tax distributions may be in amounts that exceed our tax liabilities and obligations to make payments under the Tax Receivable Agreement, including as a result of (i) tax distributions being made on a pro rata basis based on percentage interests regardless of potential differences in the amount of net taxable income allocable to us and to SOLV Energy Holdings LLC’s other members, (ii) the lower tax rate applicable to corporations as opposed to individuals, (iii) the use of an assumed tax rate (which will be based on the tax rate applicable to individuals) and (iv) certain tax benefits that we may obtain from, among other things, acquisitions of direct or indirect interests in SOLV Energy Holdings LLC in connection with the consummation of the Transactions or in the future (including as a result of any exchange or redemptions of LLC Interests from the other members of SOLV Energy Holdings LLC) and payments under the Tax Receivable Agreement. Our board of directors determines the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the Tax Receivable Agreement or the payment of other expenses. We are not obligated to distribute such cash (or other available cash) to our stockholders. To the extent we do not distribute such excess cash as dividends on our Class A common stock, we may take other actions with respect to such excess cash, such as, for example, holding such excess cash, contributing such cash to SOLV Energy Holdings LLC in exchange for additional LLC Interests (or contributing such cash to SOLV Energy Holdings LLC and making corresponding adjustments to other members’ LLC Interests), lending such cash (or a portion thereof) to SOLV Energy Holdings LLC, or repurchasing outstanding shares of our Class A common stock, some of which may result in shares of our Class A common stock increasing in value relative to the value of LLC Interests. No adjustments to the exchange ratio for LLC Interests and corresponding shares of Class A common stock is required to be made as a result of any retention or distribution of cash by us. To the extent that we do not distribute such excess cash as dividends on our Class A common stock or otherwise take ameliorative actions between LLC Interests and shares of Class A common stock and instead, for example, hold such cash balances, members (other than SOLV Energy, Inc.) may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in exchange for their LLC Interests, notwithstanding that such holders may have participated previously as members in distributions that resulted in such excess cash balances.

The Tax Receivable Agreement with the TRA Participants requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that such payments will be substantial.

In connection with the Transactions, we entered into the Tax Receivable Agreement with the TRA Participants, which provides for the payment by us to the TRA Participants of 85% of the tax benefits, if any, that we actually realize, or we are deemed to realize (calculated using certain assumptions), pursuant to U.S. federal, state and local income tax laws, as a result of (i) our allocable share of tax basis acquired as a result of the acquisition of LLC Interests in connection with the Transaction and increases to such allocable share of tax basis as a result of any future contribution to SOLV Energy Holdings LLC by us or our subsidiaries (except to the extent such contribution is treated as a direct purchase of LLC Interests from another SOLV Energy Holdings LLC member for U.S. federal income tax purposes); (ii) our utilization of certain tax attributes of the Blocker Companies (including net operating losses and the Blocker Companies’ allocable share of tax basis) as a result of the contributions of the Blocker Companies to us; (iii) increases in tax basis of assets of SOLV Energy Holdings LLC and its subsidiaries (“Basis Adjustments”) or increases in our allocable share of tax basis, in each case, resulting from acquisitions of LLC Interests from Continuing Equity Owners, future redemptions or exchanges (or deemed exchanges in certain circumstances) of LLC Interests for Class A common stock or cash, or distributions (or deemed distributions) to a holder of LLC Interests; and (iv) certain tax benefits (such as interest deductions) arising from payments made under the Tax Receivable Agreement. We generally expect to benefit from the remaining 15% of cash tax benefits, if any, that we realize from the covered tax attributes. We are required to make payments to the TRA Participants under the Tax Receivable Agreement even if all of the Continuing Equity Owners exchange or redeem their remaining LLC Interests, and the payments under the Tax Receivable Agreement are not be conditioned upon continued ownership of our stock by the exchanging Continuing Equity Owners or the Blocker Shareholders and will be assignable in certain circumstances. The payment obligations under the Tax Receivable Agreement are obligations of us and not of SOLV Energy Holdings LLC. Any payments made by us to the TRA Participants under the Tax Receivable Agreement will generally reduce the amount of cash that might have otherwise been available to us for other uses and for the benefit of all our stockholders. Although the actual timing and amount of any payments that we may make under the Tax Receivable Agreement will vary, we expect the payments required to be made to the TRA Participants could be substantial. Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors.

Any payments made by us to the TRA Participants under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the Tax Receivable Agreement early, certain changes of control occur (as further described below) or we breach any of our material obligations under the Tax Receivable Agreement, in which case all obligations generally will be accelerated and due as if we had exercised our right to terminate the Tax Receivable Agreement. In the event of a transaction or occurrence (or series of transactions or occurrences) that would otherwise result in a change of control under the Tax Receivable Agreement (and an acceleration of payments thereunder), the TRA Participants’ representative may elect to treat such transaction or occurrence (or series of transactions or occurrences) as not resulting in a change of control. In that case, payments under the Tax Receivable Agreement will not be accelerated as a result thereof. We may elect to terminate the Tax Receivable Agreement early by making an immediate payment equal to the then present value of the anticipated future cash tax benefits. The then present value of such anticipated future cash tax benefits will be discounted at a rate equal to the lesser of (i) 6.5% per annum and (ii) the Secured Overnight Financing Rate (“SOFR”) (or its successor rate) plus 100 basis points. In determining such anticipated future cash tax benefits, the Tax Receivable Agreement includes several assumptions, including that (i) any LLC Interests that have not been exchanged are deemed exchanged for the market value of the shares of Class A common stock at the time of termination, (ii) we will have sufficient taxable income in each future taxable year to fully utilize, and will fully utilize, all potential tax benefits (other than as described in the following clause (iii)), (iii) we will fully utilize loss carryovers or disallowed interest carryovers that were generated by deductions arising from any tax attributes covered by the Tax Receivable Agreement and any covered tax attributes of the Blocker Companies on a pro rata basis over the shorter of the statutory expiration date for such carryovers or the five-year period after the early termination or change in control, (iv) the tax rates for future years will be those specified in the law as in effect at the time of the early termination or change of control and the apportionment factors with respect to state and local taxes will be calculated based on the apportionment factors applicable in the prior taxable year and (v) certain non-amortizable assets are deemed disposed on the fifteen-year anniversary of the applicable exchange, the date of the IPO, or date of the Transactions, as applicable (or, if later, the date of the early termination or change of control). As a result of such assumptions, we could be required to make payments under the Tax Receivable Agreement that are greater than 85% of the actual cash tax benefits that we realize in respect of the tax attributes subject to the Tax Receivable Agreement or that are prior to the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity. Changes in law or changes in tax rates following the date of acceleration may also result in payments being made in excess of the future tax benefits, if any. This payment obligation could (i) make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement and (ii) result in holders of our Class A common stock receiving substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Accordingly, the interests of the TRA Participants (including those that have exchanged their LLC Interests for Class A common stock and are TRA Participants) may conflict with those of holders of our Class A common stock.

The actual covered tax attributes, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of future redemptions or exchanges, the price of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable, the amount of (or limitations on) the Blocker Companies’ tax attributes, any changes in tax rates, and the amount and timing of our income.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the TRA Participants that will not benefit holders of our Class A common stock to the same extent that it will benefit the TRA Participants.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the TRA Participants that will not benefit holders of our Class A common stock to the same extent that it will benefit the TRA Participants. In connection with the Transactions we entered into the Tax Receivable Agreement with the TRA Participants, which provides for the payment by us to the TRA Participants of 85% of the tax benefits, if any, that we actually realize, or we are deemed to realize (calculated using certain assumptions), pursuant to U.S. federal, state and local income tax laws, as a result of (i) our allocable share of tax basis acquired as a result of the acquisition of LLC Interests in connection with the Transaction and increases to such allocable share of tax basis as a result of any future contribution to SOLV Energy Holdings LLC by us or our subsidiaries (except to the extent such contribution is treated as a direct purchase of LLC Interests from another SOLV Energy Holdings LLC member for U.S. federal income tax purposes); (ii) our utilization of certain tax attributes of the Blocker Companies (including net operating losses and the Blocker Companies’ allocable share of tax basis) as a result of the contributions of the Blocker Companies to us; (iii) increases in tax basis of assets of SOLV Energy Holdings LLC and its subsidiaries or increases in our allocable share of tax basis, in each case, resulting from acquisitions of LLC Interests from Continuing Equity Owners, future redemptions or exchanges (or deemed exchanges in certain circumstances) of LLC Interests for Class A common stock or cash, or distributions (or deemed distributions) to a holder of LLC Interests; and (iv) certain tax benefits (such as interest deductions) arising from payments made under the Tax Receivable Agreement. Although we will generally expect to retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.

Additionally, we are a holding company and have no material assets other than our ownership of LLC Interests. As a consequence, our ability to declare and pay dividends to holders of our Class A common stock is subject to the ability of SOLV Energy Holdings LLC to provide distributions to us. If SOLV Energy Holdings LLC makes such distributions, the Continuing Equity Owners that hold LLC Interests will be entitled to receive equivalent distributions from SOLV Energy Holdings LLC on a pro rata basis. However, because we must pay taxes, make payments under the Tax Receivable Agreement and pay our expenses, amounts ultimately distributed as dividends to holders of our Class A common stock would be expected to be less on a per share basis than the amounts distributed by SOLV Energy Holdings LLC to such Continuing Equity Owners on a per unit basis, even if we were to pay cash dividends on our Class A common stock. This and other aspects of our organizational structure may adversely impact the future trading market for our Class A common stock.

In certain cases, payments under the Tax Receivable Agreement to the TRA Participants may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

Under the Tax Receivable Agreement, if we exercise our right to terminate the Tax Receivable Agreement early, certain changes of control occur (as further described below) or we breach any of our material obligations under the Tax Receivable Agreement, our obligations under the Tax Receivable Agreement to make payments would be accelerated and based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.

Thus, under certain circumstances, we may be required to make payments significantly in advance of the actual realization, if any, of any tax benefits covered by the Tax Receivable Agreement. We could also be required to make cash payments to the TRA Participants that are greater than 85% of any actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

We will not be reimbursed for any payments made to the TRA Participants under the Tax Receivable Agreement in the event that any tax benefits are disallowed.

Payments under the Tax Receivable Agreement will generally be based on the tax reporting positions that we determine, and the IRS or another tax authority may challenge all or part of the tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. The Tax Receivable Agreement provides TRA Participants with certain rights in the event of such a challenge. In particular, if the outcome of any challenge to all or part of the covered tax benefits we claim would reasonably be expected to adversely affect the rights and obligations of any TRA Participant under the Tax Receivable Agreement in any material respect, we will not be permitted to settle such challenge without the consent (not to be unreasonably withheld, conditioned or delayed) of the TRA Participants’ representative. We will not be reimbursed for any payments previously made under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made are subsequently challenged by a taxing authority and ultimately disallowed. Instead, any excess cash payments made by us to a TRA Participant will be netted against any future cash payments we might otherwise be required to make to such TRA Participant under the terms of the Tax Receivable Agreement. However, we might not determine that we have made an excess cash payment to a TRA Participant for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. Moreover, the excess cash payments we made previously under the Tax Receivable Agreement could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. The applicable U.S. federal income tax rules for determining applicable tax benefits we may claim are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, payments could be made under the Tax Receivable Agreement significantly in excess of any actual cash tax savings that we realize in respect of the tax attributes with respect to a TRA Participant that are the subject of the Tax Receivable Agreement.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.

We are subject to taxes by the U.S. federal, state and local tax authorities. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	allocation of expenses to and among different jurisdictions;

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations or interpretations thereof; or

•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other taxes by U.S. federal, state and local taxing authorities. Outcomes from these audits could have a material adverse effect on our business, financial condition and results of operations.

If SOLV Energy Holdings LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and SOLV Energy Holdings LLC might be subject to potentially significant tax inefficiencies.

We intend to operate such that SOLV Energy Holdings LLC does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, redemptions of LLC Interests pursuant to the redemption right, or other transfers of LLC Interests, could cause SOLV Energy Holdings LLC to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership. We intend to operate such that redemptions or other transfers of LLC Interests qualify for one or more such safe harbors or are otherwise restricted in a manner that is intended to prevent SOLV Energy Holdings LLC from becoming a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes.

If SOLV Energy Holdings LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for us and for SOLV Energy Holdings LLC, including as a result of the inability to file a consolidated U.S. federal income tax return with SOLV Energy Holdings LLC.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act, including as a result of our ownership of SOLV Energy Holdings LLC, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

We and SOLV Energy Holdings LLC intend to conduct our operations so that we will not be deemed an investment company. Through our control of the sole managing member of SOLV Energy Holdings LLC, we will control and operate SOLV Energy Holdings LLC. On that basis, we believe that our interest in SOLV Energy Holdings LLC is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of SOLV Energy Holdings LLC, or if SOLV Energy Holdings LLC itself becomes an investment company, our interest in SOLV Energy Holdings LLC could be deemed an “investment security” for purposes of the 1940 Act.

If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. If we were required to register as an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Ownership of Our Class A Common Stock

Our Sponsor has significant influence over us.

Our Sponsor beneficially owns 73.9% of our outstanding capital stock and holds 73.9% of the voting power of our outstanding capital stock. As long as our Sponsor owns or controls a significant percentage of our outstanding voting power, it has the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment to our organizational documents, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Our Sponsor’s influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Class A common stock to decline. Because our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”) regulating certain business combinations with interested stockholders, but provides that our Sponsor or its affiliates or transferees do not constitute an interested stockholder, our Sponsor may transfer shares to a third party by transferring their common stock without the approval of our board of directors or other stockholders, which may limit the price that investors are willing to pay in the future for shares of our Class A common stock.

Our Sponsor’s interests may not align with our interests as a company or the interests of our other stockholders. For example, our Sponsor may have a different tax position from us (especially in light of the Tax Receivable Agreement), which could influence our Sponsor’s and our decisions regarding whether and when we should dispose of assets, incur or refinance existing indebtedness, undergo certain changes of control, terminate the Tax Receivable Agreement or undertake actions that would result in the acceleration of any obligations thereunder. The structuring of future transactions may take into account these tax or other considerations even where no corresponding benefit would accrue to us. Accordingly, our Sponsor could cause us to enter into transactions or agreements of which our stockholders would not approve or make decisions with which our stockholders would disagree. Further, our Sponsor is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Our Sponsor may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In recognition that principals, members, directors, managers, partners, stockholders, officers, employees and other representatives of our Sponsor and its affiliates and investment funds may serve as our directors or officers, our amended and restated certificate of incorporation provides, among other things, that none of our Sponsor or any of our directors who are employees of or affiliated with our Sponsor has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do. In the event that any of these persons or entities acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, we will not have any expectancy in such corporate opportunity, and these persons and entities will not have any duty to communicate or offer such corporate opportunity to us and may pursue or acquire such corporate opportunity for themselves or direct such opportunity to another person. So long as our Sponsor continues to directly or indirectly own a significant amount of our common stock, even if such amount is less than the majority thereof, our Sponsor will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions. These potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations if, among other things, attractive corporate opportunities are allocated by our Sponsor to itself or its other affiliates.

Our management has not previously managed a public company in their current roles.

Prior to the IPO, certain of the individuals who constitute our management had not previously managed a publicly traded company in their current roles. Compliance with public company requirements places significant additional demands on our management and requires us to enhance our investor relations, legal, financial and tax reporting, internal audit, legal, governance, investor relations and corporate communications functions. These additional demands may strain our resources and divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

We qualify as a “controlled company,” as defined in Nasdaq listing rules, and, as a result, we qualify for, and may rely on, exemptions from certain corporate governance requirements. Our stockholders may not have the same protections afforded to stockholders of companies that are subject to such requirements. In addition, our Sponsor’s interests may conflict with our interests and the interests of other stockholders.

Our Sponsor controls more than 50% of the voting power for the election of directors.

As a result, we qualify as a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the rules of Nasdaq, a company of which more than 50% of the outstanding voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including:

•	the requirement that a majority of our board of directors consists of independent directors;

•	the requirement that the nominating and corporate governance committee be composed entirely of independent directors; and

•	the requirement that the compensation committee be composed entirely of independent directors.

Although we qualify as a “controlled company,” we do not currently rely on these exemptions and we fully comply with all corporate governance requirements under the listing standards of Nasdaq. However, we reserve the right to utilize the “controlled company” exemption in the future. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the stock exchange corporate governance requirements.

In addition, our Sponsor’s interests may conflict with our interests and the interests of other stockholders.

Delaware law and anti-takeover provisions in our governing documents, as well as our existing and future debt agreements, could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current directors and may deprive our investors of the opportunity to receive a premium for their shares.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that have the effect of rendering more difficult, delaying or preventing a third party from, acquiring control of us without the approval of our board of directors. Among other things, these provisions:

•	have terms that have the same effect as DGCL Section 203 but such provisions will not apply to our Sponsor, its affiliates or its transferees;

•	provide for a classified board of directors with staggered three-year terms;

•

authorize the issuance of “blank check” preferred stock, the terms of which are established by our board of directors without any need for action by stockholders, that could be used to implement a stockholder rights plan;

•	do not permit stockholders to call special meetings of stockholders except for when our Sponsor owns at least 50% of the combined voting power of all of our then-outstanding shares of capital stock;

•	do not permit stockholders to act by written consent except for when our Sponsor owns at least 50% of the combined voting of all of our then-outstanding shares of capital stock; and

•

establish advance notice procedures, which apply for stockholders to nominate candidates for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Further, our credit agreements impose, and we anticipate that documents governing our future indebtedness may impose, limitations on our ability to enter into change of control transactions. The occurrence of a change of control transaction could constitute an event of default thereunder and permit acceleration of the indebtedness, thereby impeding our ability to enter into certain transactions.

The foregoing factors, as well as the significant common stock ownership by our Sponsor, could discourage, delay, or prevent a transaction involving a change in control of the Company, which could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock and could also affect the price that some investors are willing to pay for our Class A common stock.

We do not intend to pay any cash distributions or dividends on our Class A common stock in the foreseeable future.

We do not currently intend to pay any dividends on our Class A common stock, and our ability to pay dividends in the future may be restricted or limited by the terms of our existing or future indebtedness. We may also enter into other credit agreements or other borrowing arrangements in the future that restrict or limit our ability to pay dividends on our Class A common stock. As a result, our stockholders may not receive any return on an investment in our Class A common stock unless they sell our Class A common stock for a price greater than that which they paid for it. See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the United States as the sole and exclusive forums for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated certificate of incorporation provides that, subject to certain exceptions, unless we consent in writing in advance to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any (i) derivative action or proceeding brought on our behalf, (ii) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, or other employee to us or our stockholders, (iii) action asserting a claim against the Company or any of its directors, officers or other employees arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware (iv) any action asserting a claim against the Company or any of its directors, officers, or other employees governed by the internal affairs doctrine of the law of the State of Delaware or (v) any other action asserting an “internal corporate claim,” as defined in Section 115 of the DGCL, in all cases subject to the court’s having personal jurisdiction over all indispensable parties named as defendants. Pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), claims or causes of action arising thereunder must be brought in federal district courts of the United States. The exclusive forum provision provides that the provision will not apply to claims or causes of action arising under the Exchange Act.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the federal district courts of the United States are the sole and exclusive forum for the resolution of any action asserting a claim arising under the Securities Act of 1933, as amended (the “Securities Act”) or the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, accordingly we cannot be certain that a court would enforce such a provision. By agreeing to this provision, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or other stockholders, which may discourage such lawsuits. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring an action in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to assert the validity and enforceability of our exclusive forum provisions, which may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find that the exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case, to the fullest extent permitted by Delaware law. Pursuant to our certificate of incorporation, our directors and officers will not be liable to us or any stockholders for monetary damages for any breach of fiduciary duty, except (i) for acts that breach his or her duty of loyalty to us or our stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, (iii) pursuant to Section 174 of the DGCL, which provides for liability of directors for unlawful payments of dividends or unlawful stock purchase or redemption, (iv) for any transaction from which the director or officer derived an improper personal benefit or (v) with respect to officers, any action brought in the right of the corporation. Our amended and restated bylaws also require us, if so requested, to advance expenses that such director or officer incurred in defending or investigating a threatened or pending action, suit or proceeding, provided that such person will return any such advance if it is ultimately determined that such person is not entitled to indemnification by us. Any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

We have identified material weaknesses in our internal control over financial reporting, which could result in us failing to detect material misstatements of our consolidated financial statements. If our remediation of the material weaknesses is not effective, or if we otherwise fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which, in turn, could negatively impact the market value of our Class A common stock.

During the periods presented in our audited consolidated financial statements included elsewhere in this Annual Report, our control environment did not meet the standards required for financial reporting as a public company. Since the conclusion of our transition services agreements with our former parent, Swinerton, in 2022, we have been developing our financial reporting processes and hiring personnel. However, during this time, we lacked the formalized business processes and internal controls necessary to ensure reliable financial reporting. These deficiencies contributed to material weaknesses in internal control over financial reporting which were identified in connection with the audit of such consolidated financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses that we identified included the following:

•

We did not design and implement appropriate controls, policies or procedures over the procure-to-pay process, including the recognition of liabilities incurred and prepayments at period-end. We also lacked appropriate controls around the vendor set-up process and approvals of transactions entered into with vendors as well as controls pertaining to completeness and accuracy of indirect tax accruals on purchases.

•

We did not design and operate effective controls over percentage-of-completion revenue recognition and disclosure, including controls over timely and accurate revenue cut-off, estimates to complete, identification of contracts, transaction price and transaction price allocated to unsatisfied performance obligation disclosures. Further, we did not have sufficient personnel with an appropriate level of technical accounting knowledge to review our revenue recognition conclusions.

•

We did not design or operate effective controls over the review of third-party analyses to determine fair value for purposes of goodwill impairment assessments, business combinations and equity award valuations, including review of significant assumptions and valuation methodologies.

•

We did not design or operate IT general controls related to user access, change management, segregation of duties, and system operations within all IT systems and applications deemed relevant to our financial reporting.

Considering the foregoing, we did not maintain sufficient resources to support effective internal control over financial reporting, including personnel with an appropriate level of technical accounting and public company reporting expertise. In addition, we did not select and develop effective control activities across relevant financial reporting processes, including control activities over technology and generation of data, did not establish and deploy adequate policies and procedures and did not adequately capture and communicate certain risks or impacts due to changes in risks to support the execution of control activities. Accordingly, management concluded that these deficiencies in entity level controls also constitute a material weakness.

We have made progress in executing our remediation plan and are continuing to enhance our control environment. While we are committed to completing our remediation efforts as quickly as possible and investing in the personnel, processes and systems necessary to maintain an effective internal control over financial reporting, these efforts are ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot be certain that such measures will successfully remediate the material weaknesses or that other material weaknesses and control deficiencies will not be discovered in the future. If the steps we take do not correct the material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. See “Item 9A. Controls and Procedures” for additional information on the material weaknesses and our remediation measures.

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report after the IPO. In addition, our independent registered public accounting firm needs to attest to the effectiveness of our internal control over financial reporting commencing with our third annual report after the IPO. To achieve compliance with the Sarbanes-Oxley Act within the prescribed period, we need to continue to dedicate internal resources, engage outside consultants and continue to execute on a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue taking steps to improve control processes, as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective.

We may not be able to remediate any material weaknesses prior to the deadline imposed by Section 404(a) of the Sarbanes-Oxley Act for management’s assessment of internal control over financial reporting. The failure to achieve and maintain effective internal control over financial reporting could have a material adverse effect on our business, financial condition and results of operations. In the event that we are not able to successfully remediate the existing material weaknesses in our internal control over financial reporting or identify additional material weaknesses, or if our internal control over financial reporting is perceived as inadequate or it is perceived that we are unable to produce timely or accurate consolidated financial statements, investors may lose confidence in our results of operations, the price of our Class A common stock could decline, we could become subject to investigations by Nasdaq, the SEC or other regulatory agencies, which could require additional financial and management resources, or our Class A common stock may not be able to remain listed on Nasdaq.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Class A common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our Class A common stock could decline. If one or more of these analysts cease to cover our Class A common stock, we could lose visibility in the market for our stock, which in turn could cause our Class A common stock price to decline.

Being a public company increases our compliance costs significantly and requires the expansion and enhancement of a variety of financial and management control systems and infrastructure and the hiring of significant additional qualified personnel.

Prior to the IPO, we were not subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) or the other rules and regulations of the SEC, or any securities exchange relating to public companies. We have worked, and are continuing to work, with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include financial planning and analysis, tax, corporate governance, accounting policies and procedures, internal controls, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, significant changes in these and other areas. Further, we have incurred and will continue to incur expenses as a result. The expenses required in order to operate as a public company could be material. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management and requires us to successfully hire and integrate a significant number of additional qualified personnel into our existing finance, legal, human resources and operations departments.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers, which may divert from our business operations.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems, resources and employees. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. Although we have already hired additional employees in preparation for these heightened requirements, we may need to hire more employees in the future, which would increase our costs and expenses.

Being a public company makes it more expensive for us to obtain director and officer liability insurance, and we may have to choose between reduced coverage and substantially higher costs to obtain coverage. These factors could make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee and compensation committee.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our Class A common stock to decline.

The sale of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Upon the consummation of the Transactions, we had a total of 115,348,571 outstanding shares of Class A common stock. Of the outstanding shares, the 23,575,000 shares sold in the IPO are freely tradable without restriction or further registration under the Securities Act, other than any shares held by our affiliates. In addition, the 91,573,571 shares of Class A common stock issued to the Blocker Shareholders in the Transactions are eligible for resale pursuant to Rule 144 without restriction or further registration under the Securities Act, other than affiliate restrictions under Rule 144. Any shares of Class A common stock held by our affiliates are eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144.

Our directors, executive officers, Sponsor and our other Continuing Equity Owners entered into lock-up agreements with the underwriters prior to the IPO that, subject to certain exceptions, restrict the sale of the shares of our Class A common stock and certain other securities held by them for a period of 180 days after the IPO. Upon the expiration of the lock-up agreements, shares held by our directors, executive officers, our Sponsor and our other Continuing Equity Owners will be eligible for resale in the public market subject, in the case of shares held by our affiliates, to the volume, manner of sale, holding period and other limitations of Rule 144. Jefferies LLC and J.P. Morgan Securities LLC may, in their sole discretion and at any time without notice, release all or any portion of the shares or securities subject to any such lock-up agreements.

In addition, pursuant to the Registration Rights Agreement, our Sponsor has certain registration rights, including the right, subject to certain conditions, to require us to register the offer and sale of its shares of our Class A common stock under the Securities Act (including shares of Class A common stock issuable upon exchange of LLC Interests). The shares of Class A common stock covered by registration rights represent approximately 81.7% of our outstanding Class A common stock. Registration of any of these outstanding shares of Class A common stock or shares of Class A common stock issuable upon exchange of LLC Interests would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a description of these registration rights.

Exercise of such registration rights and any subsequent sales of a large number of shares of our Class A common stock by our Sponsor could cause the prevailing market price of our Class A common stock to decline. Subject to the lock-up agreement, the Registration Rights Agreement and applicable law, our Sponsor will determine the timing and amount of such sales, and such sales could be executed by our Sponsor at a time or times that otherwise may not align with our interests and the interests of our other stockholders.

In the future, we may also issue securities in connection with investments, acquisitions or capital raising activities. In particular, the number of shares of our Class A common stock issued in connection with an investment or acquisition, or to raise additional equity capital, could constitute a material portion of our then-outstanding shares of our Class A common stock. Any such issuance of additional securities in the future may result in additional dilution to our stockholders, or may adversely impact the price of our Class A common stock.

Our stock price may decline or may be subject to significant volatility.

Shares of our Class A common stock may experience significant volatility. An active, liquid and orderly market for our Class A common stock may not be sustained, which could depress the trading price of our Class A common stock or cause it to be highly volatile or subject to wide fluctuations. The market price of our Class A common stock may fluctuate or may decline significantly in the future and our stockholders could lose all or part of their investment. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our Class A common stock include:

•	variations in our quarterly or annual results of operations;

•	changes in our earnings estimates (if provided) or differences between our actual results of operations and those expected by investors and analysts;

•	the contents of published research reports about us or our industry;

•	additions or departures of key management personnel;

•	any increased indebtedness we may incur in the future;

•	announcements by us or others and developments affecting us;

•	actions by institutional stockholders;

•	litigation and governmental investigations;

•	legislative or regulatory changes;

•	judicial pronouncements interpreting laws and regulations;

•	changes in government programs;

•	changes in market valuations of similar companies;

•	speculation or reports by the press or investment community with respect to us or our industry in general;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures or capital commitments;

•	the market response to rights granted to our Sponsor pursuant to our amended and restated certificate of incorporation; and

•	general market, political and economic conditions, including local conditions in the markets in which we operate.

These broad market and industry factors may decrease the market price of our Class A common stock, regardless of our actual financial performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including recently. In addition, in the past, following periods of volatility in the overall market and decreases in the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.	CYBERSECURITY.

Risk Management and Strategy

We rely on information technology and data to operate our business effectively and recognize the importance of implementing and maintaining cybersecurity systems and processes that allow us to protect the confidentiality, integrity, availability and use of our information systems and the data residing within them.

We maintain a comprehensive cybersecurity risk program to effectively identify, assess, manage, and respond to cybersecurity risks and incidents within our Information Technology (“IT”) and Operational Technology (“OT”) environments. Our program is integrated into our broader enterprise risk management strategy and is informed by industry recognized standards, including the NIST Cybersecurity Framework and the NERC CIP reliability standards, to which the Company is subject to as an operator of a Medium Impact Control Center. Our program is implemented and maintained by in-house personnel with direct experience across IT and OT cybersecurity fields, NERC CIP Compliance and is further enhanced by external third-party advisors and, where appropriate independent assessors to supplement our internal capabilities and to evaluate the effectiveness of our controls.

Key elements of our cybersecurity risk management program include regular and thorough risk assessments to identify potential cybersecurity threats across our IT and OT environments, the implementation of appropriate multi-layered security controls and advanced monitoring systems, third party and supply chain risk assessments, data backup and recovery strategy, comprehensive incident response plan, and comprehensive employee cybersecurity awareness training and education programs provided upon hire as well as throughout the year. Additionally, our team is actively engaged with the intelligence community and industry working groups to stay informed on latest cyber trends and threat actors targeting critical infrastructure.

Governance

Our board of directors reviews and oversees our cybersecurity risk management program through the Audit Committee. Our management team, including our Chief Technology Officer, provides periodic updates on cybersecurity matters, including on strategic, operational, privacy, data security and cybersecurity risks as well as internal information and control systems, to the Audit Committee, which reviews and discusses them with our board of directors periodically and on as needed basis. Our Chief Technology Officer has primary responsibility for assessing and managing cybersecurity risks and leading our overall cybersecurity program, including the engagement of external third parties to assist us. Our Chief Technology Officer has 10 years of experience in the fields of OT environments, IT environments, and cybersecurity.

Impact of Risks from Cybersecurity Threats

As of the date of this Annual Report, we are not aware of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations and financial condition. However, because cybersecurity threats are continually evolving, and through the normal course of business we are subject to ongoing threats and breach attempts, the possibility of future cybersecurity incidents, material or otherwise, remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cybersecurity incident will not occur. While we devote resources to our security measures designed to protect our systems and information, no security measure is infallible. For more information about the cybersecurity risks we face, refer to “Item 1A. Risk Factors” in this Annual Report.

ITEM 2.	PROPERTIES.

Our corporate headquarters are located in San Diego, CA. We currently operate out of 15 regional locations including our San Diego office, all of which are leased. Our OCC is located in our San Diego headquarters and is staffed 24-7 and complies with all NERC CIP standards. We are currently implementing a back-up control center in our Bend, OR facility that can be operated remotely. We believe that our existing facilities are adequate for our current requirements and that comparable or alternative space is readily available to accommodate our operations.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may be subject to various claims, lawsuits and other legal and administrative proceedings that may arise in the ordinary course of business. Some of these claims, lawsuits and other proceedings may range in complexity and result in substantial uncertainty; it is possible that they may result in damages, fines, penalties, non-monetary sanctions or relief. We are not currently a party to any actions the outcome of which would, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations if determined adversely to us.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our Class A common stock are listed on the Nasdaq Global Select Market under the symbol “MWH.” There is no established public trading market for our Class B common stock.

As of March 24, 2026, we had four holders of record of our Class A common stock. This does not include the number of stockholders that hold shares in “street-name” through banks or broker-dealers. As of March 24, 2026, we had 14 holders of record of our Class B common stock.

Recent Sales of Unregistered Securities.

None.

Securities Authorized for Issuance under Equity Compensation Plans

Our 2026 Equity Incentive Plan (the “2026 Plan”) governs equity awards to employees, officers, non-employee directors, consultants and other personal service providers to the Company. The 2026 Plan reserves a total of 7,500,000 shares of Class A common stock.

The share reserve will be reduced by one share for each share subject to an award. On the first day of each fiscal year of the Company, commencing on the first January 1 following the effective date of the 2026 Plan and ending on (and including) the January 1 immediately following the ninth anniversary of the effective date of the 2026 Plan, the aggregate number of shares that may be issued under the 2026 Plan will automatically be increased by a number equal to 3% of the total number of shares actually issued and outstanding on the last day of the preceding fiscal year; provided, however, that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares. If any award granted under the 2026 Plan is cancelled, expired, forfeited, or surrendered without consideration or otherwise terminated without delivery of the shares to the participant, then such unissued shares will be returned to the 2026 Plan and be available for future awards under the 2026 Plan. For more information concerning common stock issuances with respect to the 2026 Plan, see “Item 11. Executive Compensation—2026 Equity Incentive Plan.”

Use of Proceeds

The net proceeds from the IPO were approximately $552.5 million. We used the net proceeds that we received from the IPO to purchase 23,575,000 LLC Interests from SOLV Energy Holdings LLC at a price per LLC Interest equal to the IPO price of our Class A common stock, less the underwriting discounts and commissions.

In turn, we caused SOLV Energy Holdings LLC to use the net proceeds it received from us in connection with the IPO to repay in full approximately $405.6 million of amounts due upon repayment under the Term Loans, and, with respect to the remainder, for general corporate purposes, which could include growth initiatives, including potential merger and acquisition opportunities. However, there are no agreements or commitments for any material growth initiatives, mergers or acquisitions as of the date of this Annual Report. Further, there has been no material change in the expected use of the net proceeds from the IPO.

Dividends

We do not currently intend to pay cash dividends on our Class A common stock in the foreseeable future. However, in the future, subject to the factors described below and our future liquidity and capitalization, we may change this policy and choose to pay dividends. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant.

Our ability to pay dividends is currently subject to the restrictions specified by the terms of the credit agreement governing our New Revolving Credit Facility and may be further restricted by any future indebtedness we incur.

We are a holding company that does not conduct any business operations of our own and has no material assets other than its direct and indirect ownership of LLC Interests. As a result, our ability to pay dividends on our Class A common stock, if our board of directors determines to do so, is dependent upon the ability of SOLV Energy Holdings LLC to pay cash dividends and distributions to us. SOLV Energy Holdings LLC’s ability to pay cash dividends and distributions to us is currently restricted by the terms of the credit agreement governing our New Revolving Credit Facility and may be further restricted by any future indebtedness we may incur.

If SOLV Energy Holdings LLC makes such distributions, the holders of LLC Interests will be entitled to receive equivalent distributions from SOLV Energy Holdings LLC. However, because we must pay taxes, make payments under the Tax Receivable Agreement and pay our expenses, amounts ultimately distributed as dividends to holders of our Class A common stock would be expected to be less on a per share basis than the amounts distributed by SOLV Energy Holdings LLC to the other holders of LLC Interests on a per unit basis, even if we were to pay cash dividends on our Class A common stock. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Under the SOLV Energy Holdings LLC Agreement, SOLV Energy Holdings LLC is generally required from time to time to make pro rata distributions in cash to us and the other holders of LLC Interests at an assumed tax rate (based on the highest combined marginal rate applicable to individuals) in amounts that are at least sufficient to cover the income taxes payable on our and the other LLC Interest holders’ respective allocable shares of the taxable income of SOLV Energy Holdings LLC. We may receive tax distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our board of directors, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, funding repurchases of Class A common stock; acquiring additional newly issued LLC Interests from SOLV Energy Holdings LLC at a per unit price determined by reference to the market value of the Class A common stock; paying dividends, which may include special dividends, on its Class A common stock; or any combination of the foregoing. We are not obligated to distribute such cash (or other available cash) to our stockholders. We also expect, if necessary, to undertake ameliorative actions, which may include pro rata or non-pro rata reclassifications, combinations, subdivisions or adjustments of outstanding LLC Interests, to maintain a one-to-one ratio between LLC Interests and shares of Class A common stock. See “Item 1A. Risk Factors—Risks Related to Our Organizational Structure—Our principal asset is our direct or indirect interest in SOLV Energy Holdings LLC and, as a result, we depend on distributions from SOLV Energy Holdings LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement. SOLV Energy Holdings LLC’s ability to make such distributions may be subject to various limitations and restrictions.”

Issuer Purchases of Equity Securities

None.

ITEM 6.	RESERVED.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion and analysis of our financial condition and results of operations as of December 31, 2025, and should be read in conjunction with our audited consolidated financial statements and notes thereto in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. This discussion and analysis contains forward-looking statements, including statements regarding industry outlook, our expectations for the future of our business and our liquidity and capital resources as well as other non-historical statements. These statements are based on current expectations and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in “Item 1A. Risk Factors” of this Annual Report and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by these forward-looking statements.

Overview

We are a leading provider of infrastructure services to the power industry, including engineering, procurement, construction, testing, commissioning, operations, maintenance and repowering. We specialize in designing, building and maintaining utility-scale solar and battery storage projects and related T&D infrastructure. Our customers include project developers, independent power producers and utilities. Our new construction projects are typically executed over 12 to 18 months pursuant to LNTP agreements followed by a lump-sum EPC contract. We provide O&M services pursuant to long-term contracts that typically obligate the customer to pay us a fixed fee for operations and routine preventative maintenance and additional fees for corrective maintenance on a time and materials basis.

On October 7, 2024, we merged with ASP Endeavor Acquisition LLC, the parent company of CS Energy, LLC and CS Energy Devco, LLC. The CS Merger was considered a merger between entities under common control. Due to the common control ownership of SOLV Energy Holdings LLC and CS Energy, LLC and CS Energy Devco, LLC since 2021, the historical financial information of SOLV Energy Holdings LLC was recast similar to the pooling of interest method and retrospectively adjusted for all periods presented to reflect the combined results of operations, financial position and cash flow of both entities as if the merger had occurred at the earliest period presented, January 1, 2023.

On January 8, 2025, we acquired 100% of the ownership interests in SDI, a solar predrill and pile foundation installation contractor based in Sacramento, California. The aggregate consideration for the acquisition was approximately $16.9 million, of which approximately $11.2 million was paid in cash at closing, and $5.5 million is deferred and payable on the one-year anniversary of the acquisition.

On June 13, 2025, we acquired 100% of the ownership interests in Spartan Infrastructure, a provider of T&D infrastructure services. The aggregate consideration for the acquisition was approximately $67.0 million, which excludes working capital adjustments.

Recent Developments

IPO

We completed the IPO on February 12, 2026, in which we issued and sold 23,575,000 shares of the Class A common stock at a price of $25.00 per share, resulting in gross proceeds to us approximately $589.4 million and net proceeds to us of approximately $552.5 million, after deducting the underwriting discounts and commissions of approximately $36.9 million.

The Transactions

The historical results of operations discussed in this Annual Report are those of SOLV Energy Holdings LLC prior to the completion of the Transactions, including the IPO. As a result, the historical consolidated financial data may not give you an accurate indication of what our actual results would have been if the transactions described in “The Transactions” had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. See “The Transactions.”

Unit Redemption

On December 20, 2025, SOLV Energy Parent Holdings LP redeemed the units held by a minority investor in exchange for a $112.5 million note secured by a first priority lien on all of SOLV Energy Parent Holdings LP’s assets, including its equity interests in SOLV Energy Holdings LLC. The $112.5 million note was settled on January 6, 2026 using cash on hand distributed upstream to SOLV Energy Parent Holdings LP from SOLV Energy Holdings LLC. In connection with the redemption, SOLV Energy Holdings LLC entered into a loan agreement (the “AS Loan Agreement”), with the affiliated funds of American Securities (the “AS Loan Parties”).

Pursuant to the AS Loan Agreement, the AS Loan Parties agreed to provide a commitment of up to $115.0 million in exchange for a commitment fee of $0.1 million. SOLV Energy Holdings LLC did not draw any amounts under the AS Loan Agreement.

The AS Loan Agreement was terminated on February 12, 2026 at the closing of the IPO.

Key Factors Affecting Our Performance

Our revenues, profit, margins and other results of operations can be influenced by a variety of factors in any given period, including those described under “Item 1A. Risk Factors” of this Annual Report, and those factors have caused fluctuations in our results in the past and are expected to cause fluctuations in our results of operations in the future. Additional information with respect to such factors is provided below.

Seasonal and Severe Weather Conditions. The results of our business in a given period can be impacted by seasonal and adverse weather conditions, severe weather events, natural disasters or other emergencies. Such events include, among other things, heavy or prolonged snowfall or rainfall, hurricanes, tropical storms, tornadoes, floods, blizzards, extreme temperatures, wildfires and earthquakes. Adverse weather conditions can affect project margins in a given period. For example, extended periods of rain or snowfall can negatively affect revenue and project margins due to reduced productivity from projects being delayed or temporarily halted. Climate change has the potential to increase the frequency and extremity of severe weather events. These conditions and events can negatively impact our financial results due to, among other things, the termination, deferral or delay of projects, reduced productivity and exposure to significant liabilities due to failure of electrical power or other infrastructure on which we have performed services.

Project Margins. Overall project margins may fluctuate period to period due to project pricing and job conditions, changes in the cost of labor and materials, availability and cost of components and materials, crew availability, job productivity and work volume. Job productivity can be affected by a number of factors, including unexpected project difficulties or site conditions, quality of the work crew and equipment, the quality of engineering specifications and designs, availability of skilled labor, availability and cost of components and materials, inclement weather or severe weather events, environmental or regulatory factors, customer decisions or delays and crew productivity.

Permitting and Interconnection. Our projects typically require interconnection and permitting prior to commencing construction, and we may be affected by regulatory and utility delays as a result. Permitting and interconnection related delays are beyond our control and can negatively impact our ability to complete the project in accordance with the required delivery schedule, performance requirements or achieve our anticipated margin on the project. While we may seek to recover our additional costs resulting from our customers’ delays, those costs may not be recoverable, and in some cases, we may even be required to compensate the customer for such delays, including in circumstances where we have guaranteed project completion or performance by a scheduled date and incur liquidated damages if we do not meet such schedule.

Inflation. Our operations are affected by increases in prices, whether caused by inflation, rising interest rates or other economic factors. We attempt to recover anticipated increases in the cost of labor, equipment, fuel and materials through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors.

Tariffs. Our business may be affected by tariffs that increase the cost of materials and equipment we use, which we try to mitigate through contractual protections with our customers, price increases and other cost reduction measures. The potential for continued economic uncertainty may have adverse impacts to the levels of future customer contracts and our future business operations, financial condition and liquidity. We caution that significant uncertainty remains due to supply chain challenges, inflationary costs, ongoing geopolitical and macroeconomic uncertainties, especially with the latest tariff announcements, and the possible impact on trade between the U.S. and the rest of the world, among other factors.

Macroeconomic Policy. Our business may be affected by changes in laws and regulations as a result of shifting macroeconomic policy. The enactment of the OBBBA has resulted in modifications to tax regulations affecting the renewable energy industry and the Company continues to evaluate the impact that they may have on its business and the pacing of its current and future projects. Additionally, the OBBBA expanded certain Foreign Entity of Concern (“FEOC”) restrictions under the IRA, including expanding the types of entities that are subject to FEOC limitations and will thus be unable to take advantage of IRA credits. Certain of our suppliers or partners may be affected by such regulations, which could result in supply chain challenges. Collectively, these actions could have a material impact on future levels of investment in utility-scale solar projects and on our projects.

Costs Related to Becoming a Public Company

As a public company, we are required to continue to implement changes in certain aspects of our business and develop, manage and train management level and other employees to comply with ongoing public company requirements. We will also incur new expenses as a public company, including, among others, public reporting obligations, costs to comply with the Sarbanes-Oxley Act, increased professional fees for accounting, proxy statements and stockholder meetings, equity plan administration, stock exchange fees, transfer agent fees, SEC and Financial Industry Regulatory Authority, Inc. (“FINRA”) fees, filing fees, legal fees and offering expenses. In addition, we are a party to the Tax Receivable Agreement with the TRA Participants and are required to make certain payments to them in accordance with the terms of the Tax Receivable Agreement. See “—Effects of the Transactions.”

Effects of the Transactions

SOLV Energy, Inc. was formed for the purpose of the IPO and has engaged through the year ended December 31, 2025 only in activities in contemplation of the IPO, including the Transactions. SOLV Energy, Inc. is a holding company, and its sole material asset are its direct and indirect ownership interests in SOLV Energy Holdings LLC. For more information regarding our reorganization and holding company structure, see “The Transactions.” Following the completion of the IPO, all of our business is conducted through SOLV Energy Holdings LLC and its consolidated subsidiaries, and the financial results of SOLV Energy Holdings LLC and its consolidated subsidiaries are included in the consolidated financial statements of SOLV Energy, Inc.

For U.S. federal income tax purposes, SOLV Energy Holdings LLC was historically an entity disregarded as separate from SOLV Energy Parent Holdings LP, an entity taxed as a partnership for U.S. federal income tax purposes. As a disregarded entity, SOLV Energy Holdings LLC was not subject to U.S. federal income tax. In connection with the Transactions, SOLV Energy Holdings LLC became a partnership for U.S. federal income tax purposes and is treated as a continuation of SOLV Energy Parent Holdings LP for U.S. federal income tax purposes. As a partnership for U.S. federal income tax purposes, SOLV Energy Holdings LLC is generally not subject to U.S. federal income tax with the exception of any subsidiary corporations that will be subject to U.S. federal, state and local corporate income tax. As a result of its direct or indirect ownership of LLC Interests, SOLV Energy, Inc. will become subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of SOLV Energy Holdings LLC and will be taxed at the prevailing corporate tax rates. In addition to tax expenses, SOLV Energy, Inc. may also incur expenses related to its operations and will be required to make payments to the TRA Participants in accordance with the Tax Receivable Agreement. Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. Actual tax benefits realized by SOLV Energy, Inc. may differ from tax benefits calculated under the Tax Receivable Agreement. The payments that we may be required to make under the Tax Receivable Agreement to the TRA Participants may be significant.

Summary of Selected Financial Results

The following table sets forth a summary of our financial highlights for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
(dollars in thousands)
Revenue	$2,490,496	$1,847,803	$2,100,643
Gross profit	464,233	259,164	109,995
Net income (loss)	149,703	9,924	(109,843)
EBITDA(1)	283,943	146,149	30,260
Adjusted EBITDA(1)	$341,677	$165,133	$52,608

(1)

EBITDA and Adjusted EBITDA are non-GAAP financial measures. See “—Key Performance Indicators and Non-GAAP Financial Measures” below for our definition of, and additional information about, EBITDA and Adjusted EBITDA, and for a reconciliation to net income, the most directly comparable U.S. GAAP financial measure.

Revenue disaggregated by job type

	Years Ended December 31,
	2025	2024	2023
(dollars in thousands)
New construction(1)	$2,350,485	$1,773,868	$1,940,420
Existing infrastructure(2)	113,216	73,170	58,981
Other(3)	26,795	765	101,242

Total	$2,490,496	$1,847,803	$2,100,643

(1)	Includes revenue for jobs involving the construction of a new solar, battery storage, T&D or other project pursuant to EPC contracts or LNTP agreements.
(2)	Includes revenues from jobs involving maintaining, upgrading, repowering or expanding existing solar, battery storage, T&D or other projects pursuant to commercial agreements.
(3)

Includes development fees from the sale of projects we developed and sold to third parties and SDI small and large diameter drilling projects. Also includes certain construction management services that we no longer offer.

New construction revenue by project type

	Years Ended December 31,
	2025	2024	2023
(dollars in thousands)
Solar PV / Solar PV + Battery Storage	$2,105,002	$1,647,867	$1,915,898
Standalone Battery Storage	96,013	81,000	18,243
T&D	149,470	45,001	6,279

Total	$2,350,485	$1,773,868	$1,940,420

Backlog

For infrastructure services providers, backlog can be an indicator of future revenue. Different companies define and calculate backlog in different manners. Additionally, backlog differs from the amount of the remaining performance obligations, which are described in Note 5—Revenue from Contracts with Customers in the notes to the audited consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. We have two measures of backlog: (1) Next 12 Months Backlog, which includes Signed Backlog and Awarded Backlog (each as defined below) and Estimated Corrective Maintenance Backlog (as defined below) that we anticipate will be recognized as revenue over the next twelve months, and (2) Total Backlog, which includes all Signed Backlog and Awarded Backlog, and Estimated Corrective Maintenance Backlog. Our backlog includes the following categories of projects:

Signed Backlog: Represents the anticipated revenue from the uncompleted portions of existing contracts where scope is adequately defined, and we have enforceable rights to consideration. Signed Backlog includes the value of EPC contracts in which FNTP/NTP is enacted, LNTP agreements and the minimum amounts over the remaining term of O&M agreements that have not yet been recognized as revenue. The remaining value of EPC contracts can increase or decrease based on change orders that are mutually agreed between us and the customer during the construction process. We do not consider renewals or the impact of early terminations when estimating our backlog from O&M agreements.

Awarded Backlog: Represents the anticipated revenue from contracts where the customer has agreed upon the price for the job and signed an LNTP agreement in anticipation of entering into an EPC contract with us, but has not yet executed such contract. When a customer has an existing executed LNTP agreement with us, we include that value in Signed Backlog. Awarded Backlog only includes the remaining expected value of the EPC contract. Awarded Backlog also includes the value of those EPC contracts where FNTP/NTP has yet to be enacted.

Estimated Corrective Maintenance Backlog: Represents the estimated revenue from corrective maintenance work on sites where we have an existing O&M agreement over the remaining term of the agreement. Under the terms of our O&M agreements, we provide preventative maintenance services pursuant to a fixed fee and corrective maintenance on a time and materials basis. We estimate Estimated Corrective Maintenance Backlog by multiplying the average annual revenues we have generated from corrective maintenance, expressed as a percentage of the fixed preventative maintenance revenues we generated in the same periods since 2022 (the “CM Ratio”) by the total amount of remaining minimum preventative maintenance fees we are due pursuant to O&M agreements. As of December 31, 2025 and December 31, 2024, the CM Ratio was 75%, or $0.75 and 82% or $0.82, respectively, of corrective maintenance revenue per $1.00 of preventative maintenance.

Backlog should not be considered a comprehensive indicator of future revenue, as a percentage of our revenue is derived from change orders and other revenues that are not included in our backlog. Additionally, any of our contracts may be terminated by our customers on relatively short notice. In the event of a project cancellation, we are typically reimbursed for all of our negotiated costs through a specific date, as well as all reasonable costs associated with demobilizing from the jobsite, but typically we have no contractual right to the total revenue reflected in Awarded Backlog. Projects can also remain in backlog for extended periods of time as a result of customer delays, permitting or regulatory delays, equipment delays or project specific issues. We do not include future revenue from projects where scope, and therefore value, is not adequately defined in our backlog. For more information on backlog, please see the “—Key Performance Indicators and Non-GAAP Financial Measures” discussion below.

The following table summarizes our Next 12 Months and Total Backlog by contract type:

	As of December 31, 2025		As of December 31, 2024
	Next 12 Mos	Total	Next 12 Mos	Total
(in millions)
Signed Backlog
EPC Contracts & LNTP Agreements	$1,822,004	$2,023,670	$1,551,571	$981,961
O&M Agreements	66,619	314,385	74,283	249,784

Total	1,888,623	2,338,055	1,625,854	1,231,745

Awarded Backlog
EPC Contracts & LNTP Agreements	1,812,879	5,458,153	622,571	2,863,714

Estimated Corrective Maintenance Backlog	42,949	227,870	38,704	183,206

Total Backlog	$3,744,451	$8,024,078	$2,287,129	$4,278,665

Results of Operations

A discussion of our results of operations for the years ended December 31, 2025 and 2024 are set forth below. A discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023 has been reported previously in our final prospectus filed on February 11, 2026 in connection with the IPO, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The following table summarizes our annual consolidated results of operations, including as a percentage of revenue, as well as the dollar and percentage change from the prior year:

	Year Ended December 31,				Change
	2025		2024		$	%
(in thousands)
Revenue	$2,490,496	100.0%	$1,847,803	100.0%	$642,693	34.8%
Cost of revenue	2,026,263	81.4%	1,588,639	86.0%	437,624	27.5%

Gross profit	464,233	18.6%	259,164	14.0%	205,069	79.1%
Selling, general and administrative expenses	211,041	8.5%	127,885	6.9%	83,156	65.0%
Amortization expense	57,748	2.3%	66,347	3.6%	(8,599)	(13.0%)

Total operating expenses	268,789	10.8%	194,232	10.5%	74,557	38.4%

Operating income	195,444	7.8%	64,932	3.5%	130,512	201.0%
Loss on debt extinguishment	—	—%	4,398	0.2%	(4,398)	NM
Interest expense	52,730	2.1%	55,394	3.0%	(2,664)	(4.8%)
Interest income	(7,156)	(0.3%)	(4,601)	(0.2%)	(2,555)	55.5%
Other income, net	(3,476)	(0.1%)	(781)	—%	(2,695)	345.1%

Income before income taxes	153,346	6.2%	10,522	0.6%	142,824	1357.4%
Income tax expense	3,643	0.1%	598	0.0%	3,045	NM

Net income	149,703	6.0%	9,924	0.5%	139,779	1408.5%
Less: net income attributable to non-controlling interest	520	0.0%	2	0.0%	518	NM

Net income attributable to controlling interests	$149,183	6.0%	$9,922	0.5%	$139,261	1403.6%

NM – Percentage is not meaningful

Revenue

Revenue increased by $642.7 million to $2,490.5 million for the year ended December 31, 2025 compared to $1,847.8 million for the year ended December 31, 2024, which was primarily driven by an increase in new construction of $481.7 million, revenues from acquisition activity of $105.3 million, growth in existing infrastructure of $40.0 million, and net increases of development sales and existing construction management that are no longer provided of $15.7 million.

Cost of revenue

Cost of revenue increased by $437.6 million to $2,026.2 million for the year ended December 31, 2025 compared to $1,588.6 million for the year ended December 31, 2024, which generally correlates to the increase in revenues. Gross margin increased for the year ended December 31, 2025 as compared to the year ended December 31, 2024 due to productivity efficiencies, improved pricing and existing construction management activities for certain customers, and capitalized project development costs written off during the year.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $83.1 million to $211.0 million for the year ended December 31, 2025 compared to $127.9 million for the year ended December 31, 2024, which was primarily as a result of additional changes of $32.6 million related to more investment in the organization to support administrative needs and new growth, $17.8 million of non-recurring costs related to mergers and acquisitions, integration costs, and costs to prepare the company for an initial public offering, $17.7 million of higher non-cash compensation expense, $14.0 million of higher incentive accrual, and $1.0 million of higher depreciation expense.

Amortization expense

Amortization expense decreased by $8.6 million to $57.7 million for the year ended December 31, 2025 compared to $66.3 million for the year ended December 31, 2024, which was a result of fully amortizing intangible assets during the period. This was offset by amortization expense related to newly acquired intangible assets resulting from recent acquisitions.

Loss on extinguishment of debt

Loss on debt extinguishment decreased to $0.0 million for the year ended December 31, 2025 compared to $4.4 million for the year ended December 31, 2024, which was primarily as a result of consolidating debt upon the completion of the CS Merger in the prior year.

Interest expense

Interest expense decreased by $2.7 million to $52.7 million for the year ended December 31, 2025 compared to $55.4 million for the year ended December 31, 2024, which was primarily as a result of lower average interest rates on Term Loans during the year.

Interest income

Interest income increased by $2.6 million to $7.2 million for the year ended December 31, 2025 compared to $4.6 million for the year ended December 31, 2024, primarily as a result of $2.2 million of higher interest income on higher cash balances and $0.4 million of customer interest received from delayed payments.

Other income, net

Other income, net increased by $2.7 million to $3.5 million for the year ended December 31, 2025 compared to the $0.8 million for the year ended December 31, 2024, which was primarily as a result of a $3.3 million income from non-recurring extinguishment of a liability, partially offset by a $0.8 million decrease in the change in the fair value of investments.

Income tax expense

Income tax expense, net increased by $3.0 million to $3.6 million for the year ended year ended December 31, 2025 compared to $0.6 million for the year ended December 31, 2024, which was primarily due to the addition of federal income taxes and changes in state income taxes.

Components of our Results of Operations

The following discussion describes certain line items in our audited consolidated statements of operations.

Revenue

We provide EPC services to our customers primarily under lump sum contracts and O&M services pursuant to long-term contracts that typically obligate the customer to pay us a fixed fee for operations and routine preventative maintenance and additional fees for corrective maintenance on a time and materials basis. We recognize revenue from EPC services using the percentage of completion method, which is generally measured as the percentage of costs incurred to date to total estimated costs. The percentage of completion is then multiplied by estimated total contract values to determine revenue in the period. During the year ended December 31, 2025 and year ended December 31, 2024, approximately 94.4% and 96.0%, respectively, of our revenues recognized were associated with this revenue recognition method.

Our actual revenues from EPC services can vary, sometimes substantially, from previous estimates due to changes in a variety of factors, including unforeseen or changed circumstances not included in management’s cost estimates or covered by the contracts. Changes in cost estimates on certain contracts may result in the issuance of change orders, which can be approved or unapproved by the customer, or the assertion of contract claims. Management determines the probability that costs associated with change orders and claims will be recovered based on, among other things, contractual entitlement, past practices with the customer and specific discussions or preliminary negotiations with the customer.

We recognize revenue from O&M services in two different ways. For standard O&M service contracts with specified service periods, revenue is recognized on a straight-line basis over the service period. For other O&M service contracts that are based on time and materials rates, such as repair, replacement, and refurbishment services, revenue is recognized using an output method.

Change orders are a type of variable consideration that are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract. Estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based on an assessment of the anticipated performance and all information that is reasonably available. We recognize revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved.

Cost of revenue and Gross profit

Cost of revenue consist primarily of labor costs, costs for subcontractors, equipment rentals, materials and supplies, insurance, depreciation of property and equipment and software. Gross profit represents revenue less cost of revenue. Gross profit will generally be lower if actual costs to complete a contract exceed our contract costs estimated as we are unable to pass the increased cost to our customers. Estimated losses on contracts, or the excess of the total estimated costs to complete a contract over the contract’s total estimated contract price, are recognized in the period in which such losses are determined. Factors impacting our cost of revenue and gross profit are described in the “—Key Factors Affecting Our Performance” section below.

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of administrative salaries and benefits, non-cash stock compensation and related benefits for management, certain other employee expenses, including travel and training, marketing, office rent and utilities, professional fees, expenses associated with information technology used in administration of the business, and depreciation of property and equipment and software. We anticipate that our general and administrative expenses will increase as a result of becoming a public company.

Interest expense

Interest expense consists of interest expense on outstanding debt obligations, finance leases and amortization of deferred financing costs.

Interest income

Interest income consists of interest earned on cash, customer late payments and other investments.

Other income, net

Other income, net consists of fair value gains and losses on our investments, changes in fair value of derivative instruments and gain and losses on disposed long-term assets.

Non-controlling interest

In connection with the Transactions, our wholly-owned subsidiary was appointed as the sole managing member of SOLV Energy Holdings LLC pursuant to the SOLV Energy Holdings LLC Agreement. Because we indirectly manage and operate the business and control the strategic decisions and day-to-day operations of SOLV Energy Holdings LLC and have a substantial financial interest in SOLV Energy Holdings LLC, we consolidate the financial results of SOLV Energy Holdings LLC, and a portion of our net income (loss) is allocated to the non-controlling interest to reflect the entitlement of the Continuing Equity Owners to a portion of SOLV Energy Holdings LLC’s net income (loss). We hold approximately 56.3% of the LLC Interests (or approximately 57.0% if the underwriters exercise their option to purchase additional shares of Class A common stock in full), and the remaining LLC Interests are held by the Continuing Equity Owners.

Income tax expense

Our business was historically operated through SOLV Energy Holdings LLC, a limited liability company. For U.S. federal income tax purposes, SOLV Energy Holdings LLC was historically treated as an entity disregarded as separate from SOLV Energy Parent Holdings LP, a Delaware limited partnership that is a partnership for U.S. federal income tax purposes. As a disregarded entity, SOLV Energy Holdings LLC was not subject to U.S. federal income tax; however, historical income tax expense reflects certain state and local taxes, and U.S. federal, state and local income taxes of any subsidiary corporations owned by SOLV Energy Holdings LLC.

In connection with the Transactions, SOLV Energy Holdings LLC became a partnership for U.S. federal income tax purposes (which is a continuation of SOLV Energy Parent Holdings LP for U.S. federal income tax purposes) and SOLV Energy, Inc. acquired LLC Interests in SOLV Energy Holdings LLC. As a partnership for U.S. federal income tax purposes, SOLV Energy Holdings LLC is generally not subject to U.S. federal income tax. As a result of its ownership of LLC Interests, SOLV Energy, Inc., which is a corporation for U.S. federal income tax purposes, will be subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of SOLV Energy Holdings LLC and will be taxed at the prevailing corporate tax rates.

Key Performance Indicators and Non-GAAP Financial Measures

In managing our business and assessing financial performance, we supplement the information provided by the consolidated financial statements with other financial and operating metrics. These operating metrics are utilized by our management to evaluate our business performance, identify trends affecting our business and facilitate long-term strategic planning.

Backlog

We use backlog to forecast our future capital needs and to identify future operating trends that may not otherwise be apparent. We present two measures of backlog: (1) Next 12 Months Backlog, which includes Signed Backlog and Awarded Backlog, and Estimated Corrective Maintenance Backlog that we anticipate will be recognized as revenue over the next twelve months, and (2) Total Backlog, which includes all Signed Backlog and Awarded Backlog, and Estimated Corrective Maintenance Backlog.

Backlog is a measure commonly used in our industry but not recognized under GAAP. We believe this measure enables management to more effectively forecast our future revenues and identify future operating trends that may not otherwise be apparent. We believe this measure is also useful for investors in forecasting our future results and comparing us to our competitors. Our methodology for determining backlog may not be comparable to the methodologies used by other companies.

Gross Margin

Gross margin is defined as gross profit divided by total revenue. We use this metric because it provides insights into the profitability of our jobs and helps us make informed decisions about our cost management.

	Years Ended December 31,
	2025	2024	2023
(in thousands, except for gross margin)
Revenue	$2,490,496	$1,847,803	$2,100,643
Cost of revenue	2,026,263	1,588,639	1,990,648

Gross profit	$464,233	$259,164	$109,995
Gross margin	18.6%	14.0%	5.2%

EBITDA and Adjusted EBITDA

In addition to financial measures determined in accordance with GAAP, we consider a variety of financial and operating measures in assessing the performance of our business. The key non-GAAP measures we use are EBITDA and Adjusted EBITDA.

EBITDA represents net income (loss) attributable to controlling interest before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to exclude: (i) non-cash compensation expense; (ii) the (gain) or loss on the disposal of assets and the extinguishment of debt; (iii) the change in fair value of derivatives; (iv) the change in fair value of investments; (v) non-recurring private equity management fees; and (vi) certain other items which we do not consider indicative of future operating performance such as one-time legal settlements not considered part of normal course business operations, transaction, integration, transition and other non-cash costs. We adjust for these items in our Adjusted EBITDA as our management believes these items would distort from their ability to efficiently view and assess core operating trends.

Our presentation of EBITDA and Adjusted EBITDA should not be construed to imply that our future results will be unaffected by these items. We present EBITDA and Adjusted EBITDA because we believe they provide a more complete understanding of the factors and trends affecting our business than GAAP measures alone. Our board of directors, management and investors use EBITDA and Adjusted EBITDA to assess our financial performance because such measures allow them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team (such as income taxes).

EBITDA and Adjusted EBITDA are not defined under GAAP. Our use of the terms EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies in our industry and are not measures of performance calculated in accordance with GAAP. Our presentation of EBITDA and Adjusted EBITDA are intended as supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income (loss), net income (loss), earnings per share, net sales, net income margin or any other performance measures derived in accordance with GAAP, or as measures of operating cash flows or liquidity.

EBITDA and Adjusted EBITDA have important limitations as analytical tools, and such measures should not be considered either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations include:

•	EBITDA and Adjusted EBITDA do not reflect our interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	EBITDA and Adjusted EBITDA do not reflect our tax expenses or the cash requirements to pay our taxes;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently, limiting their usefulness as comparative measures.

In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this Annual Report.

The following table reconciles the differences between Adjusted EBITDA and net income (loss) attributable to controlling interests, which is the most comparable GAAP measure:

	Years Ended December 31,
	2025	2024	2023
(in thousands)
Net income (loss) attributable to controlling interests	$149,183	$9,922	$(109,844)
Interest expense	52,730	55,394	59,702
Interest income	(7,156)	(4,601)	(1,634)
Provision for income taxes	3,643	598	204
Depreciation and amortization	85,543	84,836	81,832

EBITDA	283,943	146,149	30,260
Non-cash compensation expense	27,326	8,607	2,375

Loss on the disposal of property and equipment	38	215	—
Loss on the extinguishment of debt	—	4,398	—
Change in the fair value of derivative	17	(236)	220
Gain on investment	—	(750)	(1,803)
Non-recurring private equity management fees transaction, integration and transition costs, and other non-cash costs(1)	30,353	6,750	21,556

Adjusted EBITDA	$341,677	$165,133	$52,608

(1)

Consists of management fees paid to American Securities, that will no longer be paid following the closing of the IPO, non-recurring transition costs related to our separation from Swinerton, one-time IPO related costs, non-recurring transaction and integration costs and other non-cash or non-recurring expenses. We recorded management fees, including reimbursable expenses, of $3,454, $3,120 and $3,114 in the years ended December 31, 2025, 2024, and 2023, respectively. For the year ended December 31, 2025, we recorded $20,275 related to transaction costs, integration costs, non-capitalized IPO related costs, and a one-time write off of project development costs for $6,377 related to the termination of CS Energy’s project development business. In 2023, we recorded a $16,122 expense for a legal settlement related to certain legacy projects at CS Energy prior to the merger which we consider to be a non-recurring event due to the nature of the settlement.

Liquidity and Capital Resources

IPO and Subsequent Transactions

On February 12, 2025, we completed our IPO and received $552.5 million net proceeds from the sale of 23,575,000 shares of our Class A common stock at a price to the public of $25.00 per share. The net proceeds from our IPO were used to purchase 23,575,000 newly issued LLC Interests directly from LLC at a price per unit equal to the IPO price per share of Class A common stock.

In connection with the IPO, SOLV Energy Inc. caused SOLV Energy Holdings LLC to use the net proceeds received from the sale of LLC Interests to SOLV Energy, Inc. to repay in full approximately $405.6 million of amounts due upon repayment under the Term Loans, and the remainder for general corporate purposes, which could include growth initiatives, including potential merger and acquisition opportunities. Additionally, we have entered into the New Revolving Credit Facility with various lenders in an aggregate amount of approximately $200.0 million.

Sources and Uses of Liquidity

We have historically funded our operations and business activities primarily from cash flows from operating activities as well as borrowings under our Prior Credit Facilities. As of December 31, 2025, we had $394.9 million of cash and $78.8 million of undrawn availability under our Prior Revolving Facility. We believe that our existing cash balances, cash flows from our operations and borrowings under our New Revolving Credit Facility will be sufficient to fund our operations for at least the next twelve months.

Historical indebtedness as of December 31, 2025

Prior to the IPO, our indebtedness primarily consisted of our Term Loans and Prior Revolving Facility. Our Term Loans had an aggregate principal amount of $401.2 million outstanding as of December 31, 2025. Our Prior Revolving Facility had no outstanding cash borrowings and $11.2 million in letters of credit issued and outstanding.

These facilities contained customary covenants and events of default that, among other things, restricted our ability to incur additional indebtedness, pay dividends, make certain investments and engage in certain other transactions. Additional details regarding the terms and conditions of these facilities, including interest rates, maturities, covenants and collateral, are provided in Note 8—Debt Obligations in “Item 8. Financial Statements and Supplementary Data.”

New Revolving Credit Facility

In connection with the IPO, we entered into the New Revolving Credit Facility with various lenders in an aggregate amount of $200.0 million (including a letters of credit sub-facility in an aggregate face amount of up to $100.0 million). The New Revolving Credit Facility bears interest at a rate per annum equal to either of the following, plus, in each case, an applicable margin ranging from 0.50% to 1.25%, with respect base rate borrowings and 1.50% to 2.25% with respect to SOFR borrowings, in each case, based on our total net leverage ratio: (a) the base rate and (b) a benchmark reference rate. The New Revolving Credit Facility is subject to an annual unused line fee which shall accrue at a rate ranging from 0.20% to 0.35%, based on the total net leverage ratio. The financial covenants under the New Revolving Credit Facility include maintaining a total net leverage ratio not to exceed 3.50 to 1.00 (increasing to 4.00 to 1.00 in the four fiscal quarters upon the occurrence of a material acquisition) and a minimum interest charge coverage ratio of 3.00 to 1.00. The New Revolving Credit Facility matures on the date that is five years after execution.

Equipment Financing

We currently have two equipment term loans, both of which are collateralized by certain owned construction equipment, with initial principal amounts of $25.0 million and $14.5 million. The loans have a one-time late payment fee equal to five percent on the sum of unpaid rent ten days overdue. For any other subsequent overdue payments, such amount will bear interest at eighteen percent per annum until paid. For both loans, we did not incur any late payment penalties for the years ended December 31, 2025, 2024, or 2023. As of December 31, 2025, we had $27.8 million of debt outstanding under the equipment term loans.

Contractual Obligations

Significant contractual obligations as of December 31, 2025, including the future periods in which payments are expected, include our long-term debt obligations. As of December 31, 2025, we had $397.1 million and $4.1 million of long-term and short-term debt, respectively, outstanding. In connection with the completion of the IPO and the application of the net proceeds therefrom, the outstanding indebtedness under its existing term loan facilities were repaid in full.

The following table presents a summary of our contractual obligations as of December 31, 2025:

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years and Thereafter
Term Loans	$401,191	$4,063	$397,128	$—	$—
Equipment Financing	27,843	6,526	20,972	345	—
Finance lease	45,408	12,882	29,533	2,993	—
Operating lease liabilities	9,825	2,956	6,395	474	—
Interest	170,190	47,399	90,061	32,730

Total	$654,457	$73,826	$544,089	$36,542	$—

The payments we may be required to make under the Tax Receivable Agreement may be significant and are not reflected in the contractual obligations tables set forth above, as we are currently unable to estimate the amounts and timing of the payments that may be due thereunder. For a description of the terms of the Tax Receivable Agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Cash Flows

The following tables present a summary of our consolidated statements of cash flows for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
	2025	2024	2023
(in thousands)
Net cash provided by operating activities	$331,645	$117,613	$50,292
Net cash (used in) investing activities	$(76,742)	$(8,269)	$(13,858)
Net cash (used in) financing activities	$(68,014)	$(79,373)	$(34,875)

Operating activities

Net cash flow provided by operating activities for the year ended December 31, 2025 was a net cash inflow of $331.6 million, an increase of $214.0 million as compared to a net cash inflow of $117.6 million for the year ended December 31, 2024. This increase was primarily driven by an increase in net income of $163.7 million due to higher receipts from customers, adjusted for non-cash items, primarily offset by higher cash outflows of $50.3 million related to operating assets and liabilities.

Net cash flow provided by operating activities for the year ended December 31, 2024 was a net cash inflow of $117.6 million, an increase of $67.3 million as compared to a net cash inflow of $50.3 million for the year ended December 31, 2023. This increase was primarily driven by an increase in net income of $129.5 million due to higher receipts from customers, adjusted for non-cash items, primarily offset by higher cash outflows of $62.2 million related to operating assets and liabilities.

Investing activities

Net cash flow (used in) investing activities for the year ended December 31, 2025 was a net cash outflow of $76.7 million, a decrease of $68.4 million as compared to a net cash outflow of $8.3 million for the year ended December 31, 2024. This decrease was primarily driven by a net increase of $13.1 million in capital expenditures and $55.3 million increase in cash paid for acquisitions.

Net cash flow (used in) investing activities for the year ended December 31, 2024 was a net cash outflow of $8.3 million, a decrease of $5.6 million as compared to a net cash outflow of $13.9 million for the year ended December 31, 2023. This decrease was primarily driven by $5.8 million decrease in capital expenditures, a $2.5 million decrease in investments in unconsolidated entities, and an increase of $0.3 million from the proceeds from the sale of property and equipment. Partially offsetting this decrease is a $3.0 million decrease in distributions from investments.

Financing activities

Net cash flow (used in) provided by financing activities for the year ended December 31, 2025 was a net cash outflow of $68.0 million, a decrease of $11.4 million as compared to a net cash outflow of $79.4 million for the year ended December 31, 2024. This increase was primarily driven by a $80.7 million increase of distributions to SOLV Energy Parent Holdings LP, a $5.0 million increase in payments for finance leases, a $4.2 million increase in payments for offering costs, a $2.7 million increase in the payments on equipment financing and a $0.5 million decrease in contributions from noncontrolling interests. Partially offsetting this increase was a $34.1 million reduction in the payment for deferred acquisition considerations, a $32.5 million increase in the proceeds on debt, a $14.6 million decrease in the principal payments on debt, a $14.5 million increase in proceeds on equipment financing and a $8.8 million reduction in the payment of financing fees.

Net cash flow (used in) provided by financing activities for the year ended December 31, 2024 was a net cash outflow of $79.4 million, an increase of $44.5 million as compared to a net cash inflow of $34.9 million for the year ended December 31, 2023. This increase was primarily driven by a $14.6 million increase on the paydown of the principal on debt, a $8.8 million increase in the payment of financing fees, a $0.6 million increase in the payment of financing leases, a $24.8 million decrease in proceeds from equipment financing, a $1.6 million increase in the payments on financed equipment, a $34.1 million increase in payment of deferred acquisition consideration, a decrease of $0.4 million from contributions from non-controlling interests and a $10.5 million distribution to SOLV Energy Parent Holdings LP. Partially offsetting this increase was a $18.2 million net decrease in the repayments to lines of credit, and a $32.8 million reduction in the payment for contingent consideration.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP. There are certain accounting principles that require management to make judgments and estimates regarding matters that are uncertain and susceptible to change. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which could potentially result in materially different results under different assumptions and conditions. Management regularly reviews the estimates and assumptions used in the preparation of the financial statements for reasonableness and adequacy. Our estimates are based on historical experience, current conditions and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions. To the extent that there are differences between estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows may be affected.

Our significant accounting policies are discussed in notes to the consolidated financial statements included elsewhere in this Annual Report; however, the following discussion pertains to accounting policies we believe are most critical to the portrayal of our financial condition and results of operations and that require significant, difficult, subjective or complex judgments or estimates. Other companies in similar businesses may use different estimation policies and methodologies, which may affect the comparability of our financial statements, financial condition, results of operations and cash flows to those of other companies.

Revenue Recognition

We recognize revenue from contracts with customers when, or as, control of the promised services and goods is transferred to the customers. The amount of revenue recognized reflects the consideration to which we expect to be entitled in exchange for the services and goods transferred.

EPC Service Contracts. EPC services are generally accounted for as a single performance obligation. We recognize EPC services revenue using the percentage-of-completion method (an input method), based on contract costs incurred to date compared to total estimated contract costs. Estimated contract costs include our latest estimates using judgments with respect to labor hours and costs, materials, subcontractor costs, among other costs. Changes to total estimated costs or losses, if any, are recognized in the period in which they are determined to be assessed at the contract level.

O&M Service Contracts. O&M service contracts may include multiple performance obligations. We allocate the transaction price to each performance obligation using an estimate of the stand-alone selling price of each distinct service in the contract. For standard O&M service contracts with specified service periods, revenue is recognized on a straight-line basis over the service period when inputs are expended evenly, and the customer receives and consumes the benefits of performance throughout the contract term. For other O&M agreements that are performed based on time and materials rates, such as repair, replacement, and refurbishment services, progress towards complete satisfaction of such performance obligations is measured using an output method as the customer receives and consumes the benefits of performance completed to date.

Development Revenues. Revenues recognized by us from the sale of development projects are recognized at a point in time when control of the related project transfers to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for the project.

Variable Consideration. The nature of our contracts gives rise to variable consideration, including change orders, unpriced change orders and liquidated damage penalties. Change orders are generally not distinct performance obligations from the existing contract due to the significant integration service provided in the context of the contract. We recognize revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. We estimate the amount of revenue to be recognized on variable consideration by using the expected value or the most likely amount method, whichever is expected to better predict the amount.

Estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based on an assessment of the anticipated performance and all information (historical, current, and forecasted) that is reasonably available including, but not limited to, contractual entitlement and specific discussions or preliminary negotiations with customers. Amounts associated with change orders are recognized as revenue if it is probable that the contract price will be adjusted, and the amount of such adjustment can be reliably estimated. The effect of variable consideration on the transaction price, and our measure of progress for the performance obligation for which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis.

Goodwill

We have goodwill that has been recorded in connection with our acquisitions of businesses. Goodwill represents the excess of amounts paid over the fair value of net assets acquired. Goodwill is not amortized but instead is tested for impairment at least annually in the fourth quarter of our fiscal year, or more frequently if triggering events occur. Goodwill is required to be tested at the reporting unit level.

We assess goodwill using either a qualitative or quantitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment considers enterprise value, macroeconomic conditions, cost factors and other industry and market conditions. If it is determined, based upon a qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount, then a quantitative impairment test is performed. The quantitative assessment estimates the fair value of the reporting unit using income and market approaches and compares that amount to the carrying value of that reporting unit. In the event the fair value of the reporting unit is determined to be less than the carrying value, an impairment charge is recognized equal to the excess, limited to the total amount of goodwill allocated to the reporting unit.

Regarding the Company’s historical goodwill impairment assessments for its reporting units, management elected to bypass performing qualitative assessments and proceeded directly to performing quantitative impairment tests. Based on the results of the quantitative assessments, the estimated fair value of each of the Company’s reporting units exceeded its carrying amount, and therefore, no goodwill impairment charge existed for the periods reported. Changes in facts and circumstances, judgments and assumptions used to determine these fair values, including with respect to market conditions and the economy, could result in impairment charges in the future that could be material to our financial statements.

Income Taxes

SOLV Energy Holdings LLC was historically an entity disregarded as separate from SOLV Energy Parent Holdings LP for U.S. federal income tax purposes. In connection with the Transactions, SOLV Energy Holdings LLC became taxable as a partnership under the appropriate provisions of the Code and will be a continuation of SOLV Energy Parent Holdings LP for U.S. federal income tax purposes. Therefore, federal income taxes are payable by the unit-holders and no provisions are made for federal income taxes with respect to income of SOLV Energy Holdings LLC in the consolidated financial statements. However, although various state and local income taxes are imposed on a “flow- through” basis and are thus payable by the unit-holders, SOLV Energy Holdings LLC has historically been subject to certain state and local income taxes at the entity level. In addition, one or more subsidiaries of SOLV Energy Holdings LLC are corporations for U.S. federal income tax purposes that are subject to U.S. federal, state and local corporate income tax.

After the closing of the IPO, we became subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of SOLV Energy Holdings LLC and are taxed at the prevailing corporate tax rates. In addition to tax expenses, we may incur expenses related to our operations, plus expected payments under the Tax Receivable Agreement, which may be significant. We intend to cause SOLV Energy Holdings LLC to make distributions in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any payments due under the Tax Receivable Agreement. We will account for the income tax effects and corresponding Tax Receivable Agreement’s effects resulting from future taxable exchanges or redemptions of LLC Interests held by Continuing Equity Owners and its permitted transferees by recognizing an increase in deferred tax assets, based on enacted tax rates at the date of the purchase or redemption.

Further, we evaluated the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the Tax Receivable Agreement will be estimated at the time of any purchase or redemption and is expected to be accounted for as a reduction to member’s equity, and the effects of changes in any of our estimates after this date will be included in net income (loss). Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized and, when necessary, a valuation allowance is established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. A change in the assessment of such consequences, such as realization of deferred tax assets, changes in tax laws or interpretations thereof could materially impact our results.

Under the provisions of ASC 740, Income Taxes, as it relates to accounting for uncertainties in tax positions, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances.

Unit-Based Compensation

We have granted unit-based awards consisting of restricted stock unit appreciation (“RUA”) and Restricted Class C Units to certain employees. We recognize compensation expense for equity awards over the requisite service period. The RUA and certain Restricted Class C Units vest following time-based vesting conditions. Other Restricted Class C Units vest following a performance-based or MOIC-based vesting schedules. The performance condition is predicated on the achievement of certain EBITDA targets. Regardless of whether these targets are met, these performance-based awards fully vest on the eighth anniversary of the grant date. The MOIC condition awards vest upon a liquidity event once the multiple of at least 2.5 times can be determined. Because the liquidity event is not considered probable until it actually occurs, no compensation costs related to the MOIC conditioned Restricted Class C Units have been recognized.

The fair value of each RUA is based on cash the amount a holder would receive upon the award’s vesting, which is equal to the fair value of a Class A Unit of SOLV Energy Parent Holdings LP. The fair value of the Class A Units of SOLV Energy Parent Holdings, LP are estimated using generally accepted equity valuation and allocation methods.

As of the date of this Annual Report, all of the RUA awards have vested and will be settled in cash on December 23, 2026, based on the fair market value of the Class A common stock on such date.

We use the Black-Scholes pricing model to estimate the fair value of the Restricted Class C Units granted. The Black-Scholes option pricing model requires the input of highly subjective assumptions including the risk-free interest rate, the expected volatility of the price of our Restricted Class C Units, the expected dividend yield, and the expected time to liquidity. The assumptions used to determine the fair value of the Restricted Class C Units represent our best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. Unit-based compensation expense is based on awards ultimately expected to vest and is reduced for forfeitures as they occur. If factors change and different assumptions are used, our unit-based compensation expense could be materially different in the future.

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 4—New Accounting Pronouncements in “Item 8. Financial Statements and Supplementary Data” for the years ended December 31, 2025, 2024 and 2023 for information regarding new accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure to potential changes in interest rates or inflation and the resulting impact on investment income and interest expense. We do not hold financial instruments for trading purposes.

Interest Rate Risk

Our results of operations are subject to risk from interest rate fluctuations on borrowings under our New Revolving Credit Facility, which carries a variable interest rate. Because our borrowings bear interest at a variable rate, we are exposed to market risks relating to changes in interest rates. We are also exposed to interest rate risk associated with our balances of cash and cash equivalents and short-term investments. We fix a portion of our debt through the use of interest rate derivative contracts to manage the risk of interest rate changes on earnings and cash flows. Based on our variable rate debt outstanding as of December 31, 2025, a 100 basis point increase or decrease in interest rates would change our annual interest expense by approximately $4.1 million.

Inflation Risk

Inflation can have an impact on our contract costs and our operating costs. A prolonged period of inflation could cause interest rates, fuel, wages and other costs to increase, which would adversely affect our results of operations unless our corresponding contract revenues correspondingly increase. However, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could have a material adverse effect on our business, financial condition and results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SOLV Energy, Inc.

December 31, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SOLV Energy, Inc.

Opinion on the Financial Statement

We have audited the accompanying balance sheet of SOLV Energy, Inc. (the “Corporation”) as of December 31, 2025, and the related notes (collectively referred to as the “financial statement”). In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Corporation at December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

This financial statement is the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statement that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statement and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2025.

Tysons, Virginia

March 25, 2026

SOLV Energy, Inc.

Balance Sheet

(in dollars)

December 31, 2025
ASSETS
Cash	$100

Total assets	$100

STOCKHOLDER’S EQUITY
Common stock, par value $1.00 per share, 100 shares authorized, issued and outstanding	$100

Total stockholder’s equity	$100

The accompanying notes are an integral part of this financial statement

SOLV Energy, Inc.

Balance Sheet

(in dollars)

(1) Organization

SOLV Energy, Inc. (the “Corporation”) was organized as a Delaware corporation on April 1, 2025, and its shares were funded on June 6, 2025. The Corporation’s fiscal year end is December 31.

The Corporation successfully completed an initial public offering (“IPO”) of 23,575,000 shares of its Class A common stock for net proceeds of approximately $552.5 million on February 12, 2026. In connection with the IPO, a wholly-owned subsidiary of the Corporation became the managing member of SOLV Energy Holdings LLC, and the Corporation, through the managing member, operates and controls all of the businesses and affairs of SOLV Energy Holdings LLC and, through SOLV Energy Holdings LLC and its subsidiaries, continue to conduct the business now conducted by these entities. See Note 4—Subsequent Events.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The balance sheet has been prepared in accordance with U.S. GAAP. Separate statements of operations, changes in stockholder’s equity and cash flows have not been presented because there have been no activities in this entity or because the single transaction is disclosed below.

(3) Stockholder’s Equity

The Corporation is authorized to issue 100 shares of common stock, par value $1.00 per share. The Corporation has issued 100 shares of common stock, which is held by SOLV Energy Parent Holdings LP, on June 6, 2025, in exchange for a capital contribution in accordance with the Stock Subscription Agreement executed by SOLV Energy Parent Holdings LP. As of December 31, 2025, no other share transactions have occurred.

(4) Subsequent Events

The Corporation has evaluated subsequent events through the date which the financial statement was issued, and did not identify any additional matters that require disclosure except for the following:

Initial Public Offering and Reorganization

On February 12, 2026, SOLV Energy, Inc. successfully completed an initial public offering of 23,575,000 shares of its Class A common stock for net proceeds of approximately $552.5 million after deducting the underwriting discounts and commissions.

In connection with the IPO, SOLV Energy Holdings LLC amended and restated its limited liability company agreement to, among other things, (i) recapitalize all existing ownership interests in SOLV Energy Holdings LLC into a single class of common units (“LLC Interests”) and (ii) appoint a wholly-owned subsidiary of SOLV Energy, Inc. as the sole managing member of SOLV Energy Holdings LLC upon or prior to the acquisition of LLC Interests by SOLV Energy, Inc. in connection with the IPO.

Simultaneously with the IPO, SOLV Energy Inc. amended and restated its certificate of incorporation to, among other things, provide (i) for 1,250,000,000 authorized shares of Class A common stock at a par value of $0.0001 per share, with each share of its Class A common stock entitling its holder to one vote per share on all matters presented to our stockholders generally and (ii) for 100,000,000 authorized shares of Class B common stock at a par value of $0.0001 per share, with each share of our Class B common stock entitling its holder to one vote per share on all matters presented to our stockholders generally, and that shares of our Class B common stock may only be held by the Continuing Equity Owners and their respective permitted transferees. As a result, SOLV Energy Inc. became a holding company and the sole manager of SOLV Energy Holdings LLC, through its wholly owned subsidiary, with no material assets other than the ownership of the voting membership interest in SOLV Energy Holdings LLC.

Simultaneously with the IPO, SOLV Energy Parent Holdings LP was liquidated by distributing LLC Interests and nominal cash to the Continuing Equity Owners. SOLV Energy, Inc. acquired the LLC Interests held by certain Continuing Equity Owners in exchange for 91,773,571 shares of its Class A common stock. After giving effect to the use of proceeds from the IPO, SOLV Energy, Inc. issued 87,141,865 shares of Class B common stock to the Continuing Equity Owners, which is equal to the number of LLC Interests held by such Continuing Equity Owners, for nominal consideration.

Subsequent to the IPO, SOLV Energy, Inc. used the net proceeds from the IPO to purchase 23,575,000 newly issued LLC Interests directly and/or indirectly from SOLV Energy Holdings LLC for approximately $552.5 million at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discounts and commissions.

Tax Receivable Agreement

In connection with the IPO, the Corporation entered into a Tax Receivable Agreement (the “TRA”) with the Continuing Equity Owners and the Blocker Shareholders (collectively, the “TRA Participants”), pursuant to which the Corporation is obligated to pay the TRA Participants 85% of certain tax benefits, if any, that the Corporation realizes (or, in some circumstances, is deemed to realize) as a result of certain tax basis adjustments and other tax attributes related to the Transactions.

Equity Incentive Plan

In connection with the IPO, the Corporation adopted the SOLV Energy, Inc. 2026 Equity Incentive Plan (the “2026 Plan”), which became effective immediately prior to the effectiveness of the Corporation’s registration statement on Form S-1, subject to stockholder approval. The 2026 Plan provides for the issuance of up to 7,500,000 shares of Class A common stock for equity-based awards, as adjusted in accordance with the terms of the plan, and includes an annual automatic increase in the share reserve equal to 3% of the total number of shares of Class A common stock outstanding as of the end of the immediately preceding fiscal year, beginning on January 1 following the IPO and continuing through the ninth anniversary of the effective date of the 2026 Plan, unless the Corporation’s board of directors determines a lesser increase for any such year.

The 2026 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to eligible employees, officers, non-employee directors and other service providers of the Corporation and its subsidiaries, including Holdings. The 2026 Plan is administered by the Corporation’s board of directors or a committee thereof and provides for customary limitations, including an annual compensation limit applicable to non-employee directors.

Extinguishment of Existing Term Loan Facilities

In connection with the completion of the IPO and the application of the net proceeds therefrom, the Corporation caused SOLV Energy Holdings LLC to repay in full approximately $401.1 million of outstanding indebtedness under its existing term loan facilities.

New Revolving Credit Facility

Concurrently with the closing of the IPO, SOLV Energy Acquisition LLC, a subsidiary of SOLV Energy Holdings LLC, entered into a new revolving credit facility with various lenders providing for revolving borrowings in an aggregate principal amount of $200.0 million. The new revolving credit facility has a five-year term ended February 12, 2031. The obligations under the revolving credit facility are secured by substantially all of the assets of SOLV Energy Holdings LLC and its subsidiaries and are guaranteed by certain subsidiaries of SOLV Energy Holdings LLC.

Registration Rights Agreement

In connection with the IPO, the Corporation entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with certain of the Continuing Equity Owners. The Registration Rights Agreement provides certain of the Continuing Equity Owners and the Blocker Shareholders with “demand” registration rights whereby, at any time after 180 days following the IPO and the expiration of any related lock-up period, such Continuing Equity Owners and Blocker Shareholders, as applicable, can require the Corporation to register under the Securities Act the offer and sale of shares of Class A common stock issuable to them, at the Corporation’s election upon redemption or exchange of their LLC Interests. The Registration Rights Agreement will also provide for customary “piggyback” registration rights for all parties to the agreement.

SOLV Energy Holdings LLC

December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Unit Holder and the Board of Directors of SOLV Energy Holdings LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SOLV Energy Holdings LLC (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, member’s equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition - Percentage of Completion Accounting

Description of the Matter

For the year ended December 31, 2025, total revenue recognized was $2.5 billion. As explained in Note 5 to the consolidated financial statements, substantially all of revenue is recognized over time using the percentage-of-completion method (an input method) in which progress is measured based on the ratio of costs incurred to date to the total estimated costs at completion. The determination of revenue recognized on contracts requires estimates of total contract costs expected to be incurred to complete the Company’s contracts with its customers. Estimates to complete are based on the Company’s estimate of total expected costs, including among others, for labor, materials, and subcontractor expenditures.

Auditing the Company’s estimates to complete used in its revenue recognition process was complex due to the judgement involved in evaluating the significant estimates and assumptions made by management. Further, the identified material weaknesses relating to the Company’s accounting for percentage-of-completion revenue recognition and IT general controls affected the nature and extent of our audit procedures.

How We Addressed the Matter in Our Audit	To test the Company’s estimates to complete, our audit procedures included, among others, evaluating management’s cost estimates for a sample of contracts. We also compared estimates of labor, materials and subcontractor costs to historical results of similar contracts to determine reasonableness of cost composition assumptions and inspected contractual evidence, such as purchase orders and supply contracts to corroborate completeness of estimates to complete. We evaluated contract activity during the period subsequent to fiscal year end, but before the financial statements were issued to evaluate the reasonableness of the Company’s estimates. We evaluated the appropriateness of changes to cost estimates and their impact on revenue, based on management’s determination that a change in estimate was necessary. We recalculated revenue recognized during the year based on the Company’s measurement of its estimate to complete assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

Tysons, Virginia

March 25, 2026

SOLV Energy Holdings LLC

Consolidated Balance Sheets

(in thousands)

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$394,876	$207,987
Accounts receivable, net	269,044	277,962
Contract assets	156,744	50,200
Capitalized project development costs	17,734	25,204
Prepaid and other current assets	60,887	26,953

Total current assets	899,285	588,306
Property and equipment, net	106,383	67,635
Operating lease right-of-use assets	8,010	8,014
Goodwill	429,279	410,006
Intangible assets, net	362,390	398,578
Other long-term assets	10,925	5,492

Total assets	$1,816,272	$1,478,031

LIABILITIES AND MEMBER’S EQUITY
Accounts payable and accrued expenses	$562,218	$401,883
Contract liabilities	308,619	241,000
Due to related party	—	4,739
Current portion of equipment financing	6,526	3,767
Current portion of lease liabilities	12,978	9,559
Current portion of long-term debt	2,498	2,479

Total current liabilities	892,839	663,427
Term debt, long term	391,988	362,832
Equipment financing, long-term	21,317	15,777
Lease liabilities, long-term	36,559	28,014
Other long-term liabilities	18,344	14,534

Total liabilities	1,361,047	1,084,584
Commitments and Contingencies - See Note 13
Non-controlling interest	3,030	2,510
Accumulated deficit	(98,139)	(247,322)
Member’s equity	550,334	638,259

Total member’s equity	455,225	393,447

Total liabilities and member’s equity	$1,816,272	$1,478,031

The accompanying notes are an integral part of these consolidated financial statements

SOLV Energy Holdings LLC

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Revenue	$2,490,496	$1,847,803	$2,100,643
Cost of revenue	2,026,263	1,588,639	1,990,648

Gross profit	464,233	259,164	109,995
Selling, general and administrative expenses	211,041	127,885	95,836
Amortization expense	57,748	66,347	67,048

Total operating expenses	268,789	194,232	162,884

Operating income (loss)	195,444	64,932	(52,889)
Loss on debt extinguishment	—	4,398	—
Interest expense	52,730	55,394	59,702
Interest income	(7,156)	(4,601)	(1,634)
Other income, net	(3,476)	(781)	(1,318)

Income (loss) before income taxes	153,346	10,522	(109,639)
Income tax expense	3,643	598	204

Net income (loss)	$149,703	$9,924	$(109,843)
Less: net income attributable to non-controlling interests	520	2	1

Net income (loss) attributable to controlling interests	$149,183	$9,922	$(109,844)

The accompanying notes are an integral part of these consolidated financial statements

SOLV Energy Holdings LLC

Consolidated Statements of Member’s Equity

(in thousands)

	Non- Controlling Interest	Accumulated Deficit	Member’s Equity	Total Member’s Equity
Balance, January 1, 2023	$1,154	$(147,403)	$643,198	$496,949
Unit-based compensation	—	—	2,374	2,374
Contribution from non-controlling interests	888	—	—	888
Net income (loss)	1	(109,843)	—	(109,842)

Balance, December 31, 2023	$2,043	$(257,246)	$645,572	$390,369

Unit-based compensation	—	—	3,212	3,212
Contribution from non-controlling interests	465	—	—	465
Distributions	—	—	(10,525)	(10,525)
Net income (loss)	2	9,924	—	9,926

Balance, December 31, 2024	$2,510	$(247,322)	$638,259	$393,447

Unit-based compensation		—	3,323	3,323
Distributions		—	(91,248)	(91,248)
Net income	520	149,183	—	149,703

Balance, December 31, 2025	$3,030	$(98,139)	$550,334	$455,225

The accompanying notes are an integral part of these consolidated financial statements

SOLV Energy Holdings LLC

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$149,703	$9,924	$(109,843)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	85,543	84,836	81,832
Amortization of debt issuance costs	1,337	4,329	2,790
Allowance for credit losses	437	(2,635)	2,234
Unit-based compensation expense	27,326	8,607	2,375
Gain on investment	—	(750)	(1,803)
Change in fair value of derivative	17	(236)	220
Loss on disposal of property and equipment	38	215	—
Loss on extinguishment of debt	—	3,061	—
Write off of project development costs	7,180	457	498
Change in operating assets and liabilities:
Accounts receivable	21,469	(49,970)	81,709
Contract assets	(100,437)	133,127	30,731
Other current and non-current assets	(32,801)	(2,526)	(24,708)
Accounts payable and accrued expenses	109,250	(96,457)	(89,820)
Contract liabilities	66,896	24,344	75,746
Long-term liabilities	(4,313)	1,287	(1,669)

Net cash provided by operating activities	331,645	117,613	50,292
Cash flows from investing activities:
Purchases of property and equipment	(21,411)	(8,569)	(14,404)
Proceeds from sale of property and equipment	—	300	—
Cash paid for acquisitions	(55,331)
Distribution from investment	—	—	3,046
Investment in unconsolidated entity	—	—	(2,500)

Net cash used in investing activities	(76,742)	(8,269)	(13,858)
Cash flows from financing activities:
Proceeds from debt	32,500	—	—
Principal payments on debt	(4,062)	(18,622)	(4,000)
Proceeds from line of credit	—	97,250	126,760
Repayments to line of credit	—	(97,250)	(145,000)
Payments of financing fees	—	(8,781)	—
Payments for finance leases	(9,324)	(4,299)	(3,701)
Proceeds on equipment financing	14,500	—	24,842
Payments on equipment financing	(6,201)	(3,467)	(1,831)
Contingent Consideration	—	—	(32,833)
Deferred purchase price	—	(34,144)	—
Payments of offering costs	(4,179)	—	—
Contribution from non-controlling interests	—	465	888
Distributions to parent	(91,248)	(10,525)	—

Net cash used in financing activities	(68,014)	(79,373)	(34,875)
Net increase in cash and cash equivalents	186,889	29,971	1,559
Cash and cash equivalents, beginning of period	207,987	178,016	176,457

Cash and cash equivalents, end of period	394,876	207,987	178,016

Supplemental cash flow information
Income taxes paid	2,488	598	204
Interest paid	$55,934	$43,227	$53,742

The accompanying notes are an integral part of these consolidated financial statements

(1) Description of Business

SOLV Energy Holdings LLC (together with its subsidiaries, the “Company”), is a leading provider of infrastructure services to the power industry, including engineering, procurement, construction (EPC), testing, commissioning, operations, maintenance and repowering. The Company specializes in designing, building and maintaining utility-scale solar and battery storage projects and related transmission and distribution (T&D) infrastructure, and provides operation and maintenance (O&M) services pursuant to long-term contracts that typically obligate the customer to pay the Company a fixed monthly fee for operations and routine preventative maintenance and additional fees for corrective maintenance on a time and materials basis.

The Company’s operations are conducted primarily through its subsidiaries, SOLV Energy, LLC, SEHV Solutions, LLC (collectively, “SOLV Energy”), along with CS Energy LLC, and CS Energy Devco, LLC, (collectively, “CS Energy”), SOLV Drilling Industrial Services, LLC (“SDI”) (f/k/a Sacramento Drilling, Inc), and Spartan Infrastructure, Inc. (“Spartan”).

The Company was formed on December 23, 2021, from the acquisition of the Swinerton Renewable Energy EPC and O&M operating units (f/k/a SOLV Energy LLC) by American Securities LLC, a leading U.S. private equity firm, from Swinerton Inc. (“Carve-out”).

On October 7, 2024 (“Merger Date”), ASP Endeavor Acquisition LLC (“ASPE”), the parent company of CS Energy, merged with the Company (“Merger”). The Company is the surviving entity in this merger of entities under common control. See Note 2—Basis of Presentation for additional information.

Subsequent to the Merger, the Company was renamed SOLV Energy Holdings LLC (f/k/a ASP SOLV Intermediate Holdings, LLC).

(2) Basis of Presentation

Due to the common control ownership since 2021 of the Company and ASPE, the Merger was considered a merger between entities under common control and was accounted for in a manner similar to the pooling of interests method. The assets and liabilities of the Company and ASPE were combined at their historical carrying amounts, less intercompany eliminations, and no goodwill was recognized. These financial statements have been retrospectively adjusted for all periods presented to reflect the combined results of operations, financial position and cash flows of both entities as if the merger had occurred as of the earliest period presented, January 1, 2023.

The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries which reflect all adjustments necessary to state fairly the Company’s consolidated financial position, results of operations and cash flows in accordance with principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. Other parties’ interests in entities that the Company consolidates are reported as non-controlling interests within equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income or loss. The Company classifies certain assets and liabilities as current utilizing the duration of the related contract or program as the Company’s operating cycle, which is generally longer than one-year. This primarily impacts contract liabilities and contract assets. The Company classifies all other assets and liabilities based on whether the asset will be realized or the liability will be paid within one year. Certain prior period amounts have been reclassified to conform to the current period presentation for comparability.

(3) Summary of Significant Accounting Policies

These consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP. The significant accounting policies described below, together with other notes that follow, are an integral part of the consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and these notes.

Actual results could differ from those estimates and may result in material effects on the Company’s operating results and financial position. Estimates made in preparing the accompanying consolidated financial statements primarily include, but are not limited to, those related to revenue recognition, goodwill and long-lived asset valuations, impairment assessments and unit-based compensation.

Deferred Offering Costs

Deferred offering costs consist of direct and incremental costs incurred in connection with the Company’s IPO, including certain legal, accounting, and other IPO related costs. Deferred offering costs are capitalized and recorded in “Other long-term assets” on the consolidated balance sheets. Upon the completion of the IPO, deferred offering costs are recorded in stockholders’ equity as a reduction of the offering proceeds. No deferred offering costs were recorded as of December 31, 2024. As of December 31, 2025, $6,052 of deferred offering costs are recorded in “Other long-term assets” on the Company’s consolidated balance sheets.

Fair Value Measurements

The Company categorizes assets and liabilities, measured at fair value, into one of three different levels depending on the observability of the inputs employed in the instrument. Level 1 inputs are quoted prices for identical instruments in active markets. Level 2 inputs are quoted for similar instruments in active markets; quoted prices for identical or similar instruments that are not active. Level 3 inputs are model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable. Fair value measurements are classified according to the lowest level input or value that is significant to the valuation.

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, contract assets and contract liabilities, accounts payable, accrued liabilities, and debt instruments. The carrying amounts of the Company’s cash and cash equivalents, receivables and payables approximate fair value due to the short-term nature of those instruments. The carrying amounts of the Company’s debt instruments approximate their respective fair values.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments which have an initial maturity of three months or less. The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits.

Accounts Receivable

The Company sells to customers using credit terms customary in the construction industry. Accounts receivable are recorded at invoiced amounts and generally do not bear interest. The Company provides an allowance for credit losses to estimate losses from uncollectible accounts in accordance with ASC 326, Financial Instruments – Credit Losses.

Under this method an allowance is recorded based upon historical experience and management’s evaluation of, among other factors, current and reasonably supportable expected future economic conditions and the customer’s willingness or ability to pay. The following table sets forth activities in the allowance for credit losses for the periods indicated.

	December 31,
	2025	2024
Balance, at beginning of year	$344	$2,979
Increase (decrease) in credit loss expense	437	(11)
Recoveries	—	(2,624)

Balance, at end of year	$781	$344

Project Development Costs

The Company capitalizes as project development costs only those costs incurred in connection with the development of solar and energy storage projects, primarily direct labor, outside contractor services, consulting fees, legal fees and associated travel, if incurred after a point in time when the realization of related revenue becomes probable. Management continually reviews the feasibility of each project and will write-off related proceeds to revenues and the capitalized project costs are written off to cost of revenues.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized over the assets estimated useful lives using the straight-line method. The range of estimated useful lives for the respective assets is as follows:

Machinery and equipment	5-7 years
Furniture and fixtures	5 years
Computer equipment	5 years
Vehicles	5 years
Software	3-7 years

Significant additions or improvements extending asset lives are capitalized as incurred, while repairs and maintenance that do not improve or extend the life of the respective asset are expensed as incurred. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining terms of the underlying lease agreement.

Software Development Costs

The Company capitalizes costs incurred to develop software for internal use. Internal-use software development costs are capitalized during the application development stage and are reflected in “Property and Equipment” on the consolidated balance sheets. Capitalized costs are amortized over the estimated useful life of the software using the straight-line method, generally three to seven years, beginning when the software is ready for its intended use. Costs incurred in the preliminary project stage and post-implementation-operation stage are expensed as incurred.

Long-Lived Assets

Long-lived assets that are held and used including definite lived intangibles, are assessed for impairment whenever events or changes in circumstances indicate their carrying values may not be recoverable. Such reviews are performed in accordance with ASC 360, Property, Plant and Equipment.

An impairment loss is indicated if the total future estimated undiscounted cash flows expected from an asset, or asset group, are less than its carrying value. An impairment charge is measured as the excess of an asset, or asset group’s carrying amount over its fair value with the difference recorded within operating expenses in the consolidated Statements of Operations.

Fair values are determined by a variety of valuation methods, including appraisals, sales prices of similar assets and present value techniques. Impairment losses for assets, or asset groups, to be disposed of by sale are recognized at the lower of the carrying amount of the asset, or asset group, or fair value less cost to sell.

There were no impairments of the Company’s long-lived assets in any of the periods presented.

Goodwill

Goodwill represents the excess of cost paid over the fair value of net tangible and identifiable intangible assets acquired from businesses and is stated at cost. The Company has recorded goodwill in connection with its historical and current year acquisitions of businesses.

Goodwill is required to be assessed for impairment at the reporting unit level, which represents the operating segment level or one level below the operating segment level for which discrete financial information is available.

Goodwill is tested for impairment annually on October 1, or more frequently if events or circumstances arise which indicate that the fair value of a reporting unit with goodwill is below its carrying amount. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying value.

Qualitative factors assessed for each reporting unit include, among other things, enterprise value, macroeconomic conditions, cost factors and other industry and market conditions.

If the Company believes that, as a result of its qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount, then a quantitative impairment test is required. The quantitative assessment estimates the fair value of the reporting unit using income and market approaches and compares that amount to the carrying value of that reporting unit. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge for the difference is recorded in the consolidated statement of operations.

Investments

The Company enters into investment arrangements in the normal course of business. Investments in entities over which the Company does not have the ability to exercise significant influence are either considered marketable securities or non-marketable equity securities. Non-marketable equity investments without a readily determinable fair value are measured and recorded using a measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments, if any. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported transactions related to the same issuer. The Company recognizes impairments on marketable and non-marketable equity securities if there are sufficient indicators that the fair value of the investment is less than its carrying value.

Leases

The Company recognizes a right-of-use asset and lease liability for its leases at the commencement date equal to the present value of the contractual minimum lease payments over the lease term. The present value is calculated using the rate implicit in the lease, if known, or the Company’s incremental secured borrowing rate.

The Company accounts for each lease component and its associated non-lease components as a single lease component for all classes of assets. The Company accounts for both lease and non-lease components under the lease accounting guidance.

The related lease payments are expensed on a straight-line basis over the lease term, including, as applicable, any free-rent period during which the Company has the right to use the asset.

Variable lease payments not included in the measurement of the lease liability are expensed as incurred. For leases with renewal options where the renewal is reasonably assured, the lease term, including the renewal period, is used to determine the appropriate lease classification and to compute periodic rental expense. Leases with initial terms shorter than 12 months are not recognized on the balance sheet, and lease expense is recognized on a straight-line basis.

Refer to Note 9—Leases for additional information.

Income Taxes

SOLV Energy Holdings LLC is a limited liability company treated as a disregarded entity for U.S. federal income tax purposes. As such, U.S. federal income taxes are not recognized at the Company level but rather its income is allocated to its members. Spartan and its direct parent are corporations that are subject to U.S. federal and applicable state income taxes. The accompanying consolidated financial statements include a provision for income taxes related to the taxable income of these corporate subsidiaries.

Deferred income tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. Deferred income tax assets are also recognized for tax net operating loss carryforwards. These deferred income tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to be reversed or utilized. Valuation allowances are provided to reduce such deferred income tax assets to amounts more likely than not to be ultimately realized.

As of December 31, 2025 and 2024, the Company had no uncertain tax positions. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded in any of the periods presented.

Debt Issuance Costs

Debt issuance costs include external costs incurred to obtain financing. Debt issuance costs are amortized over the respective term of the financing using the effective interest method.

Debt issuance costs are generally presented on the consolidated balance sheets along with unamortized debt discounts as a reduction to current and long-term debt.

Revenue Recognition

Revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Refer to Note 5—Revenue from Contracts with Customers for additional information.

Unit-Based Compensation

The Company recognizes compensation expense for unit-based arrangements over the requisite service period of the awards and recognizes forfeitures as they occur. Refer to Note 10—Unit-Based Compensation for additional information.

Multiemployer Pension Plans

The Company participates in construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Contributions are based on the hours worked by employees covered under various collective bargaining agreements. Under the Employee Retirement Income Security Act, a contributor to a multiemployer pension plan is only liable for its proportionate share of a plan’s unfunded vested liability upon termination, or withdrawal from a plan. Refer to Note 11—Employee Benefit Plans for additional information.

Cost of Revenue

Cost of revenue consist primarily of construction related materials, labor, and professional services, which are expensed as incurred.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of corporate operating expenses including operations, information technology, accounting, legal, and human resources, which are expensed as incurred.

(4) New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09)”, which requires public entities, on an annual basis, to provide disclosure of specific categories in the reconciliation of the effective tax rate, as well as disclosure of income taxes paid, disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this update effective December 31, 2025. The adoption of this ASU did not have a material impact on the financial statements or results of operations.

New Accounting Pronouncements not yet adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The update requires entities to tabularly disclose in the footnotes to the financial statements, the amounts of purchased inventory, employee compensation, depreciation, intangible asset amortization, and depreciation included in each relevant expense caption. The standard also requires disclosure of the amount, and a qualitative description of, other items remaining in relevant expense captions that are not separately disaggregated. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and both prospective and retrospective application are permitted. The Company is currently assessing the effect of this update.

In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, which amends the guidance on internal-use software. The ASU removed all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40.

Instead an entity is required to start capitalizing software costs when 1) management has authorized and committed to funding the software project and 2) it is probable that the project will be completed, and the software will be used to perform the function intended (referred to as the “probable-to complete recognition threshold”). Among other things, the ASU also specified that disclosures are required for all capitalized internal-use software costs, regardless of how these costs are presented in the financial statements. The ASU is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently assessing the effect of this update.

(5) Revenue from Contracts with Customers

Revenue Overview

The Company applies the guidance in ASC 606, Revenue from Contracts with Customers (Topic 606), when recognizing revenue associated with its contracts with customers. The Company generates revenue from the construction of new solar, battery storage, T&D or other projects pursuant to EPC contracts. The Company also generates revenue from maintaining, upgrading, repowering or expanding of existing solar, battery storage or T&D projects pursuant to O&M agreements. The Company’s other revenues include development fees from the sale of projects the Company developed and sold to third parties and certain construction management services no longer offered.

Substantially all of the Company’s revenue is recognized over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer and the Company’s continuous right to payment throughout the contracts’ duration.

Contracts where the Company provides a significant service of integrating a set of tasks and components into a single project or capability, are accounted for as a single performance obligation.

The Company recognizes revenue using the percentage-of-completion method (an input method), based on costs incurred to date compared to total estimated costs. Costs related to uninstalled materials are included in this calculation when incurred, provided that control of those materials has transferred to the customer. This method is the most accurate measure of the Company’s contract performance because it directly measures the value of the goods and services transferred to the customer.

Estimated costs include the Company’s latest estimates using judgments with respect to labor hours and costs, materials, subcontractor costs, among other costs. Changes to total estimated costs or losses, if any, are recognized in the period in which they are determined to be assessed at the contract level.

Precontract costs are expensed as incurred. Because of inherent uncertainties in estimating total costs on uncompleted jobs, it is at least reasonably possible that the estimates used will change in the near term. Estimates are reviewed and updated quarterly.

O&M agreements may include multiple performance obligations. The Company allocates the transaction price to each performance obligation using an estimate of the stand-alone selling price of each distinct service in the contract. For standard O&M agreements with specified service periods, revenue is recognized on a straight-line basis over the service period when inputs are expended evenly, and the customer receives and consumes the benefits of performance throughout the contract term. For other O&M agreements that are performed based on time and materials rates, such as repair, replacement, and refurbishment services, progress towards complete satisfaction of such performance obligations is measured using an output method as the customer receives and consumes the benefits of performance completed to date.

Revenues recognized by the Company from the sale of development projects are recognized at a point in time when control of the related project transfers to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the project.

The Company bills as work progresses in accordance with agreed-upon contractual terms, and customer payments are typically due within 30 to 60 days of billing.

Indirect taxes collected from customers and remitted to tax authorities are excluded from revenue and are recorded on a net basis.

The following table presents the Company’s revenue disaggregated by service type:

	Year Ended December 31,
	2025		2024		2023
By service type:
New Construction	$2,350,485	94.4%	$1,773,868	95.9%	$1,940,420	92.4%
Existing Infrastructure	113,216	4.5%	73,170	4.0%	58,981	2.8%
Other	26,795	1.1%	765	0.1%	101,242	4.8%

Total revenues	$2,490,496	100.0%	$1,847,803	100.0%	$2,100,643	100.0%

Variable Consideration

The nature of the Company’s contracts gives rise to variable consideration, including unexecuted change orders and liquidated damage penalties. Change orders are for goods and services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract. The Company recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. The Company estimates the amount of revenue to be recognized on variable consideration by using the expected value or the most likely amount method, whichever is expected to better predict the amount.

Estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based on an assessment of the anticipated performance and all information (historical, current, and forecasted) that is reasonably available including, but not limited to, contractual entitlement and documented approval by customers. Amounts associated with change orders are recognized as revenue if it is probable that the contract price will be adjusted, and the amount of such adjustment can be reliably estimated. The effect of variable consideration on the transaction price, and the Company’s measure of progress for the performance obligation for which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis. Revenues were positively impacted during the years ended December 31, 2025 and 2024 by $69,289 and $12,840, respectively, as a result of changes in estimates associated with performance obligations on contracts partially satisfied prior to December 31, 2024 and 2023, respectively. Revenues were negatively impacted by $40,208 during the year-ended December 31, 2023 as a result of changes in estimates associated with performance obligations on contracts partially satisfied prior to December 31, 2022.

Practical Expedient

If the Company has a right to consideration from a customer in an amount that corresponds directly with the value of the Company’s performance completed to date, the Company recognizes revenue in the amount to which it has a right to invoice for services performed.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of customer contracts for which the work has not been performed. As of December 31, 2025, 2024 and 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,023,670, $981,961 and $959,896, respectively, which related to the Company’s EPC service contracts. The Company anticipates recognizing revenue on substantially all the remaining performance obligations under these contracts over the next 12 to 18 months.

For the Company’s O&M agreements, the Company has elected to apply the optional exemption, which waives the requirement to disclose the remaining performance obligation for revenue recognized through the right to invoice practical expedient and contracts that have an original expected duration of one-year or less.

Contract Assets and Liabilities

Unbilled and retention receivables represent the revenue recognized but not yet billed pursuant to contract terms or amounts billed after the period end.

The Company anticipates that substantially all unbilled amounts will be billed and collected over the next 12 to 18 months. Billings do not necessarily correlate to revenue recognized over time using the cost-to-cost input method.

Deferred revenue represents amounts billed to customers in excess of revenue recognized to date. The Company anticipates that substantially all such amounts will be earned over the next 12 months.

During the years ended December 31, 2025, 2024 and 2023, the Company recognized revenue of $240,375, $165,302 and $92,120 related to contract liabilities outstanding as of the end of each respective prior year.

Contract assets and liabilities consisted of the following:

	December 31,
	2025	2024	2023
Unbilled and retention receivables	$156,744	$50,200	$183,327

Total contract assets	$156,744	$50,200	$183,327

Deferred revenue	$308,524	$240,375	$165,302
Provision for project losses	95	625	1,716

Total contract liabilities	$308,619	$241,000	$167,018

Contract assets and liabilities fluctuate period to period based primarily on changes in the number and size of projects in progress at period end, variability in billing and payment terms, and the amounts of unapproved change orders and contract claims. The increase in contract assets for the year ended December 31, 2025 was primarily attributable to several new large projects that commenced in 2025, partially offset by completion of certain projects and the corresponding billings of amounts previously recorded as contract assets. The decrease in contract assets for the year ended December 31, 2024 was due primarily to completion of certain large projects and the corresponding billing of amounts previously recorded as contract assets.

The increase in contract liabilities during the year ended December 31, 2025 is due primarily to several new large projects that commenced in 2025, timing of billings in relation to costs incurred on certain large projects, partially offset by completion of certain large projects and satisfaction of performance obligations related to contract amounts previously billed. The decrease in contract liabilities during the year ended December 31, 2024 is due to completion of certain large projects and satisfaction of performance obligations related to contract amounts previously billed.

(6) Segment Information

The Company operates in one reportable segment which derives revenue through providing EPC, O&M and Development services throughout the United States. The Company derives most of its revenue from its EPC contracts.

The Company’s operations are managed by segment managers who report to the Chief Executive Officer, the chief operating decision maker (“CODM”). The Company’s two operating segments have been aggregated into one reportable segment due to their similar economic characteristics, nature of services, type of customers and service distribution.

This segment structure reflects the financial information and reports used by the CODM to make decisions regarding the Company’s business, including performance assessments and strategic and operational planning in compliance with ASC 280, Segment Reporting.

The key measure of segment profit or loss utilized by the CODM to assess performance of and allocate resources to the Company’s operating segments is segment adjusted earnings before interest, taxes, depreciation and amortization, adjusted for other non-cash and non-recurring items (“Segment Adjusted EBITDA”). This measure is presented below. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

The table below provides information about the Company’s reportable segment:

	Year Ended December 31,
	2025	2024	2023
Revenue	$2,490,496	$1,847,803	$2,100,643
Adjusted Cost of revenue(1)	2,002,194	1,573,829	1,978,202
Other segment items(2)	146,625	108,841	69,833

Segment Adjusted EBITDA	$341,677	$165,133	$52,608

Interest expense	(52,730)	(55,394)	(59,702)
Interest income	7,156	4,601	1,634
Depreciation and amortization	(85,543)	(84,836)	(81,832)
Non-cash compensation expense	(27,326)	(8,607)	(2,375)
Loss on disposal of property and equipment	(38)	(215)	—
Loss on the extinguishment of debt	—	(4,398)	—
Change in the fair value of derivative	(17)	236	(220)
Gain on investment	—	750	1,803
Net income attributable to noncontrolling interests	520	—	—
Non-recurring private equity management fees, transaction, integration and transition costs, and other non-cash costs	(30,353)	(6,748)	(21,555)

Consolidated income (loss) before income taxes	$153,346	$10,522	$(109,639)

(1)	Cost of revenue, excluding depreciation expense
(2)

Primarily includes selling, general and administrative expenses, including bonus expenses, excluding depreciation, non-cash compensation expense, and other non-recurring expenses shown in the reconciliation above

(7) Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for SOLV’s reportable segment were as follows:

Balance at December 31, 2024	$410,006
Goodwill related to acquisitions completed in 2025 (Note 15)	19,273

Balance at December 31, 2025	$429,279

In connection with the 2025, 2024 and 2023 annual goodwill impairment assessments, management elected to bypass performing qualitative impairment assessments and proceeded directly to performing quantitative impairment tests of the Company’s reporting units. The results of these quantitative tests indicated the fair value of each of the Company’s reporting units exceeded its carrying amount, and therefore, no goodwill impairment charge was recognized in 2025, 2024 or 2023. Therefore, other than the goodwill recognized in connection with current-year acquisitions, there were no changes in the carrying amount of goodwill for the period ended December 31, 2023 to December 31, 2025.

Other Intangible Assets

The value of intangible assets was determined upon acquisition based on fair value assumptions determined at that time. Intangible assets with finite useful lives are amortized over their respective estimated useful lives using the straight-line method. The following table summarizes the Company’s intangible assets:

	As of December 31, 2025
	Remaining Weighted Average Amortization Period in Years	Intangible Assets	Accumulated Amortization	Intangible Assets, Net
Trade Name	8.5	$120,670	$(43,378)	$77,292
Customer Relationships	5.4	343,900	(152,376)	191,524
Backlog	0.5	60,190	(58,813)	1,377
Patents/Know-How	11.0	126,000	(33,803)	92,197

Total		$650,760	$(288,370)	$362,390

	As of December 31, 2024
	Intangible Assets	Accumulated Amortization	Intangible Assets, Net
Trade Name	$117,700	$(33,089)	$84,611
Customer Relationships	328,500	(115,130)	213,370
Backlog	57,000	(57,000)	—
Patents/Know-How	126,000	(25,403)	100,597

Total	$629,200	$(230,622)	$398,578

The estimated future aggregate amortization expense for finite-lived intangible assets as of December 31, 2025, is set forth below:

Year Ending December 31:
2026	$58,172
2027	56,866
2028	56,389
2029	55,927
2030	50,145
Thereafter	84,891

Total	$362,390

(8) Debt Obligations

Debt obligations consisted of the following:

	December 31,
	2025	2024
Long-term debt	$397,128	$369,017
Less: unamortized issuance costs	(5,140)	(6,185)

Long-term debt, net	$391,988	$362,832

Current portion of long-term debt	$4,063	$3,737
Less: unamortized issuance costs	(1,565)	(1,258)

Current portion of long-term debt, net	$2,498	$2,479

Revolving Credit Facilities

Prior to the Merger, CS Energy and SOLV Energy each maintained separate revolving credit facilities.

Legacy CS Energy Revolving Facility

In May 2021, CS Energy entered into a $30,000 revolving credit facility, which was subsequently assigned to a new creditor in July 2022 (the “CS Revolving Facility”). The facility included a $25,000 letter of credit subfacility and was scheduled to mature in May 2026. Borrowings bore interest at variable rates based on LIBOR (subsequently transitioned to SOFR or an alternate base rate), plus an applicable margin, and were subject to customary commitment and letter of credit fees.

In connection with the Merger on October 7, 2024, amounts under the CS Revolving Facility were fully settled and the facility was terminated. Accordingly, there were no outstanding borrowings or letters of credit under the facility at December 31, 2024.

SOLV Energy Revolving Credit Facility

Prior to the Merger, SOLV Energy maintained a $60,000 revolving credit facility (the “Revolver”) maturing in December 2025. The facility provided for borrowings at variable rates based on SOFR or alternate base rate options, plus an applicable margin, and included a commitment fee on unused amounts.

On October 7, 2024, in connection with the Merger, the Company amended the Revolver (the “Amended Revolver”) to increase the borrowing to $90,000. There were no changes to the lenders under the Amended Revolver.

The interest rate on the Amended Revolver is, at the Company’s option, the highest of (a) the Federal Funds Effective Rate, as defined in the Amended Revolver agreement, plus 0.50%, (b) the Prime Rate, as defined in the Amended Revolver agreement, or (c) the Term SOFR, as defined in the Amended Revolver agreement for a one-month tenor (not less than the applicable floor) plus 1.00%.

The Company had $11,183 of letters of credit issued and outstanding under the Amended Revolver as of December 31, 2025. The Amended Revolver matures on October 7, 2028.

Credit Agreements

Prior to the Merger, CS Energy and SOLV Energy each maintained separate term credit agreements.

Legacy CS Energy Term Loan

In May 2021, CS Energy entered into a $125,000 term loan agreement. The loan bore interest at variable rates based on LIBOR (subsequently transitioned to Term SOFR in 2023) plus an applicable margin of 6.5%.

The facility required quarterly principal payments equal to 0.25% of the original principal balance, with a balloon payment due at maturity in May 2027. The agreement also required annual mandatory prepayments based on excess cash flow, as defined in the agreement.

On October 7, 2024, in connection with the Merger, the CS Energy Term Loan was fully repaid. The Company recorded a loss on extinguishment of $1,379 during the year ended December 31, 2024.

SOLV Energy Credit Agreement

Prior to the Merger, in 2021, SOLV Energy entered into a term credit agreement (the “Original Credit Agreement”) providing for a $275,000 term loan. The loan required fixed quarterly principal payments beginning in March 2022, with a balloon payment due in December 2027. Borrowings bore interest at variable rates based on SOFR or alternate base rate options, plus an applicable margin.

On October 7, 2024, in connection with the Merger, the Company amended the Original Credit Agreement to increase the borrowing to $373,700 (the “Amended Credit Agreement”). As a result of the amendment, certain lenders under the Original Credit Agreement are no longer participants of the Amended Credit Agreement and new lenders joined the Amended Credit Agreement. The Company accounted for the Amended Credit Agreement as a debt modification or extinguishment on a lender-by-lender basis in accordance with applicable accounting guidance and recorded a $3,019 loss for the year ended December 31, 2024 in “Loss on debt extinguishment” on the consolidated statement of operations.

Interest on the Amended Credit Agreement is based on the one-month term SOFR plus a spread, as elected by the Company. Amounts borrowed under the Amended Credit Agreement will amortize in equal quarterly installments, with aggregate annual payments equal to 1.00% of the original principal amount, and the remaining balance payable upon maturity. The Amended Credit Agreement matures on October 7, 2029 and is secured by substantially all of the assets of the Company and its subsidiaries.

On January 9, 2025, the Company borrowed an additional $32,500 on its Amended Credit Agreement.

For the year ended December 31, 2025, in accordance with the Amended Credit Agreement, the Company paid four quarterly principal payments of $1,016 and interest payments of $41,801 with an interest rate of 10.58%.

The following table presents the future principal payments required under the Amended Credit Agreement:

Year Ending December 31:
2026	$4,063
2027	4,063
2028	4,063
2029	389,002

401,191
Less: unamortized issuance costs	(6,705)

Total	$394,486

On December 13, 2025 and December 16, 2025, the lenders to the Amended Revolver and Amended Credit Agreement (the “Agreements”), respectively, agreed to waive any potential defaults that may have occurred under the Agreements as a result of the restatement of the Company’s previously issued consolidated financial statements for the years ended December 31, 2024, 2023 and 2022.

Equipment Financing

In 2023, the Company entered into an equipment financing transaction with a specialized equipment finance provider to borrow approximately $25,000 against construction equipment owned by the Company.

The proceeds from the transaction were recognized as a financing liability, with subsequent payments being allocated between interest expense and reduction of the financing liability.

The underlying financing agreements comprising the financing liability are 72-month terms ending in 2029. For the twelve months ended December 31, 2025, the equipment financing transaction had an implicit interest rate of approximately 12%.

Additionally, in connection with SDI acquisition, SDI and the Company entered into an equipment financing transaction with a specialized equipment finance provider to borrow approximately $14,500 against construction equipment owned by SDI. The proceeds were used to fund the closing payment on the acquisition date. The underlying financing agreement has a 60-month term ending in 2030. For the year-ended December 31, 2025, the equipment financing transaction related to the SDI acquisition had an implicit interest rate of approximately 14%. For more information on the SDI acquisition, see Note 15—Business Combinations.

The following table presents the future principal payments required by the equipment financing arrangement:

Year Ending December 31:
2026	$6,526
2027	7,279
2028	8,004
2029	5,689
2030	345

Total	$27,843

(9)	Leases

The Company is a lessee in non-cancelable leasing agreements for office buildings and vehicles. Substantially all the Company’s office building leases are operating leases, and its vehicle leases are finance leases.

The components of lease expenses for operating and finance leases consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Operating leases:
Operating lease expense	$3,043	$2,552	$2,163
Short-term lease expense	64,894	53,645	66,673
Variable lease expense	—	—	—

Total operating lease expense	$67,937	$56,197	$68,836

Finance leases:
Depreciation on assets under finance lease	$9,626	$6,279	$4,007
Interest on finance lease liabilities	2,045	1,424	865

Total finance lease expense	$11,671	$7,703	$4,872

The majority of the Company’s short-term leases relate to equipment used on construction projects. These leases are entered into at periodic rental rates for an unspecified duration and typically have a termination for convenience provision.

Supplemental information on operating and finance leases is as follows:

	As of December 31,
	2025	2024
Current portion of operating lease liabilities	$2,112	$1,950
Long-term portion of operating lease liabilities	6,584	6,864

Total operating lease liabilities	$8,696	$8,814

Current portion of finance lease liabilities	$10,866	$7,609
Long-term portion of finance lease liabilities	29,975	21,150

Total finance lease liabilities	$40,841	$28,759

	As of December 31,
	2025	2024
Weighted average remaining lease term - operating	3.7	4.5
Weighted average remaining lease term - finance	3.9	3.9
Weighted average discount rate - operating	6.79%	7.23%
Weighted average discount rate - finance	5.81%	6.09%

Additional cash flow information related to leases is as follows:

	Year Ended December 31,
	2025	2024	2023
Operating cash outflows from operating leases	$1,827	$1,824	$2,040
Operating cash outflows from finance leases	2,012	1,394	859
Financing cash outflows from finance leases	9,324	4,299	3,701
Right-of-use assets obtained in exchange for operating lease liabilities	3,650	148	3,660
Right-of-use assets obtained in exchange for finance lease liabilities	21,897	16,181	13,240

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases
Year Ending December 31:
2026	$2,956	$12,882
2027	2,818	12,149
2028	2,179	9,995
2029	1,398	7,389
2030	474	2,993
Thereafter	—	—

Total undiscounted minimum lease payments	9,825	45,408
Less: present value discount	(1,129)	(4,567)

Present value of lease liabilities	$8,696	$40,841

(10)	Unit-based Compensation

Legacy CS Energy Class B Units

Prior to the Merger, CS Energy recognized unit-based compensation expense related to equity awards issued by its parent partnership to employees and nonemployees (“CS Energy Class B Units”).

The awards consisted of time-based and performance-based units. Time-based awards generally vested over five years subject to continued service. Performance-based awards vested based on achievement of specified financial targets or upon the occurrence of certain transaction-related events.

CS Energy recorded share-based compensation expense for the CS Energy B-1 Units of $830 and $905 for the year ended December 31, 2024 and 2023. The share-based compensation expense is recorded in “Selling, general and administrative expenses” in the consolidated statement of operations.

Subsequent to the Merger, the CS Energy Class B Units were exchanged for Restricted Class C Units (“Additional C Units”) in SOLV Energy Management Holdings, LP, a parent entity of the Company, as explained within this footnote. Therefore, there were no CS Energy Class B Units outstanding as of December 31, 2025 and 2024.

Class B-1 Units

At January 1, 2023, 143,916 Class B-1 Units were outstanding. During 2023, 6,313 units were granted, resulting in 150,229 units outstanding at December 31, 2023, of which 4,863 were exercisable.

During 2024, 3,447 units were granted and 8,850 units were forfeited. In connection with the Merger on October 7, 2024, 144,826 units were exchanged for Restricted Class C Units of SOLV Energy Management Holdings, LP (“Additional C Units”). As a result, no Class B-1 Units were outstanding or exercisable at December 31, 2024 or 2025.

Class B-2 Units

At January 1, 2023, 62,000 Class B-2 Units were outstanding. During 2023, 2,232 additional units were granted, resulting in 64,232 units outstanding at December 31, 2023. None of the Class B-2 Units were exercisable at December 31, 2023.

In connection with the Merger on October 7, 2024, all 64,232 outstanding Class B-2 Units were exchanged for Additional C Units, Accordingly, no Class B-2 Units were outstanding or exercisable at December 31, 2024 or 2025.

Restricted Class C Units

The Company, from time to time, grants Restricted Class C Units to employees and non-employees, with time, performance and multiple on invested capital (“MOIC”) vesting (collectively, “Legacy SOLV Units”).

Time-vested units – These units vest 20% each year and become fully vested upon the fifth anniversary of the vesting start date, subject to each recipient having been an employee or key non-employee at all times from the grant date through each vesting date.

Performance-vested units – These units vest upon the achievement of certain EBITDA performance targets, with 20% of the performance-vested units becoming exercisable as of the last day of the fiscal year. All performance-vested units become fully vested on the eighth anniversary of the grant date, whether or not the Company meets some or all of the performance targets for any fiscal year, so long as the recipient continues to be an employee or key non-employee at all times from the grant date through the eighth anniversary of the grant date.

MOIC-vested units – These units vest only upon a cash distribution threshold being achieved. Compensation expense will be recognized for all awards when the distribution threshold is met and therefore, no compensation expense was recorded related to the Legacy SOLV MOIC-vested units for the years ended December 31, 2025, 2024 and 2023.

Pursuant to the Merger, on October 25, 2024, 107,297 Additional C Units were awarded to certain employees and key non-employees of CS Energy, including non-employee directors, consultants and independent contractors, in exchange for CS Energy Class B Units. Upon the Merger, all unvested CS Energy Class B Units vested, accordance with the CS Energy Class B Units terms and conditions. Under the terms of these newly issued Additional C Units, the units vest 20% on their initial grant date, then ratably over the annual four-year period.

In addition to the Additional C Units issued in exchange for CS Energy Class B Units, the Company also issued a separate tranche of 15,696 Additional C Units to certain employees and key non-employees of CS Energy. These units were granted independently of the exchange awards above and are subject to a distinct vesting schedule. Under the terms of these separately issued Additional C Units, these units vest 20% each year and become fully vested upon the fifth anniversary of the vesting start date, subject to each recipient having been an employee or key non-employee at all times from the grant date through each vesting date.

The Company determined that the exchange of the CS Energy Class B-1 Units Time-based and Class B-1 Performance-based awards for Additional C Units are Type I modifications pursuant to ASC 718, Compensation – Stock Compensation (“ASC 718”) because the awards prior to and after the exchange are expected to vest.

As a result of the exchange, the Company recognized a one-time incremental expense of approximately $776 for the vested awards in the statement of operations for the year ended December 31, 2024. An incremental expense of approximately $1,897 will be recognized for the unvested awards over the remaining vesting period.

The Company determined that the exchange of the CS Energy Class B-2 Units Performance-based awards for Class C Units is a Type III modification pursuant to ASC 718 because the Class B-2 Units Performance-based awards vesting condition was deemed improbable whereas the Class C Units vesting condition was deemed probable. As of the date of the exchange, total incremental stock-based compensation expense was $1,743, which will be recognized over the remaining service periods of the Class B-2 Units Performance-based awards.

Pursuant to the Merger, the vesting terms of the Legacy SOLV MOIC-vested units were modified. Prior to the Merger, these units were to vest ultimately upon a liquidity event once a certain investment return multiple was achieved. This provision was amended so that the units now vest only upon a certain cash distribution threshold being achieved. The Company determined this to be a Type IV modification pursuant to ASC 718 because the MOIC-vested unit vesting conditions were deemed improbable both prior to and after this modification. Accordingly, no incremental expense was recognized on the modification date and will only be recognized if and when the vesting conditions are met.

The following tables summarize the Company’s Legacy SOLV Unit and Additional Class C Unit activity, for the years ended December 31, 2025, 2024 and 2023:

Time-Vested Units

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Fair Value (in thousands)
Outstanding, January 1, 2023	133,536	$100.21		$5,287
Granted	4,125	143.40		160
Forfeited	(13,231)	101.44		(527)
Outstanding, December 31, 2023	124,430	101.51	8.1	$4,920
Exercisable, December 31, 2023	50,016	100.24	8.1	$1,982
Granted	32,750	201.93		1,329
Exercised	(1,084)	100.00		(42)
Forfeited	(8,864)	102.33		(354)
Outstanding, December 31, 2024	147,232	123.72	7.7	$5,853
Exercisable, December 31, 2024	67,566	100.70	7.1	$2,673
Granted	70,715	357.05		1,191
Exercised	(235)	114.49		(8)
Forfeited	(1,525)	108.95		(55)
Outstanding, December 31, 2025	216,187	200.16	7.6	$6,981
Exercisable, December 31, 2025	97,000	117.51	6.5	$4,725

The Company recorded $2,761, $799 and $943 in compensation expense related to the Legacy SOLV time-vested units for the years ended December 31, 2025, 2024 and 2023 respectively. As of December 31, 2025, there was $12,554 of unrecognized compensation expense expected to be recognized through 2029.

Performance-Vested Units

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Fair Value (in thousands)
Outstanding, January 1, 2023	130,536	$100.00		$5,168
Granted	4,125	143.40		179
Forfeited	(16,284)	101.47		(653)

Outstanding, December 31, 2023	118,377	101.31	8.1	$4,694

Exercisable, December 31, 2023	—			$—

Granted	15,250	142.31		352
Forfeited	(7,307)	102.18		(295)

Outstanding, December 31, 2024	126,320	105.98	7.4	$4,751

Exercisable, December 31, 2024	—			$—

Granted	—	—		—
Forfeited	(2,367)	107.21		(85)

Outstanding, December 31, 2025	123,953	105.96	6.5	$4,666

Exercisable, December 31, 2025	—			$—

The Company recorded $555, $520 and $526 in compensation expense related to the Legacy SOLV performance-vested units for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $2,581 of unrecognized compensation expense expected to be recognized through 2032.

MOIC-Vested Units

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding, January 1, 2023	87,024	$100.00
Granted	2,750	143.40
Forfeited	(10,856)	101.47

Outstanding, December 31, 2023	78,918	100.82	8.1

Exercisable, December 31, 2023	—

Granted	10,500	142.31

Forfeited	(4,871)	102.18

Outstanding, December 31, 2024	84,547	106.11	7.4

Exercisable, December 31, 2024	—
Granted	—
Forfeited	(1,578)	107.20

Outstanding, December 31, 2025	82,969	106.09	6.5

Exercisable, December 31, 2025	—

Additional C Units

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Fair Value (in thousands)
Outstanding, December 31, 2023	—			$—
Granted	122,993	$261.48		5,264
Outstanding, December 31, 2024	122,993	261.48	9.8	5,264
Exercisable, December 31, 2024	21,459	$261.48	9.8	1,158
Exercised	(16,010)	261.48		(864)
Forfeited	(27,976)	$261.48		(1,510)

Outstanding, December 31, 2025	79,007	261.48	8.8	$2,890

Exercisable, December 31, 2025	28,703	261.48	8.8	$1,549

The Company recorded $7 and $1,010 in compensation expense related to the Additional Class C Units for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was $2,142 of unrecognized compensation expense expected to be recognized through 2029.

The Company utilized the following assumption in estimating the fair value of each Legacy SOLV Unit time-vested and performance-vested awards and Class C Units granted under the Black-Scholes pricing model:

	Year Ended December 31,
	2025	2024	2023
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	55.0%	50.0%	62.5%
Risk-free interest rate	3.7%	4.0%	4.8%
Time to liquidity (years)	0.39	2.21	3.23

As described in Note 18—Subsequent Events, subsequent to December 31, 2025, certain reorganization transactions were entered into in connection with the IPO of SOLV Energy, Inc. The reorganization transactions entered into in connection with the IPO consequently ended the Restricted Class C Unit plans discussed above and caused all outstanding Restricted Class C Units to be converted into common units of SOLV Energy Holdings LLC with a uniform time-based vesting condition.

Restricted Unit Appreciation (“RUA”) Plan

On December 23, 2021, the Company adopted the SOLV Energy, LLC RUA Plan (the “Plan”) and granted a total of 48,000 RUA awards with an estimated fair value of $4,800 to certain employees. The awards follow an employee payment model, requiring classification as a liability that is measured at fair value at the end of each reporting period. Changes in fair value are recognized as cumulative adjustments to compensation expense each period.

The fair value of RUA awards is measured based on the fair value of Class A Units of SOLV Energy Parent Holdings, LP, which is estimated using generally accepted equity valuation and allocation methods. The fair value of RUA awards is derived from unobservable inputs and is therefore a Level 3 measurement.

The awards vest ratably over the 12-month requisite service period the rewards are earned. Fully vested awards granted by the Company that have not forfeited are settled in cash in the earlier of 60 days following a sale of substantially all of the assets or 50% or more of the partnership’s interests of SOLV Energy Parent Holdings LP or the fifth-year anniversary date of the grant. The holders receive for each vested RUA award an amount in cash equal to the fair market value of one share of Class A Unit of SOLV Energy Parent Holdings, LP on the trigger date, as specified in the applicable award agreement. Grantees, upon termination from services, may elect to settle their fully vested awards for cash, in this case equal to the grant date fair value of the award.

A summary of the activity for the years ended December 31, 2025, 2024 and 2023 is as follows:

Number of RUA Units
Outstanding as of January 1, 2023	45,600
Exercised	(4,320)
Forfeited	(960)
Outstanding as of December 31, 2023	40,320
Exercised	(4,800)
Outstanding as of December 31, 2024	35,520
Exercised	(960)
Outstanding as of December 31, 2025	34,560

Compensation expense, including the fair value remeasurement, related to RUA units to be settled in cash is recorded in “Selling, general and administrative expenses” and was $24,003 and $5,395 and $(265) for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company paid cash of $96 and $480 for the years ended December 31, 2025 and 2024, respectively, to settle fully vested RUA awards for terminated employees.

(11)	Employee Benefit Plans

Union’s Multiemployer Pension Plans

The Company contributes to a number of multiemployer pension plans under the terms of a collective bargaining agreements (“CBA”) with various unions that covers its union-represented employees. Approximately 15.1% of the Company’s employees as of December 31, 2025 were covered by collective bargaining agreements. The Company’s multiemployer pension plan contribution rates generally are specified in the CBAs (usually on a monthly or annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on its union employee payrolls. The Company may also have additional liabilities imposed by law as a result of its participation in multiemployer defined benefit pension plans. The Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, imposes certain liabilities upon an employer who is a contributor to a multiemployer pension plan if the employer withdraws or is deemed to have withdrawn from the plan or the plan is terminated or experiences a mass withdrawal.

The risks of participating in the multiemployer plan are different from single-employer plans in the following respects:

1.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

2.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

3.

If the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Pension Protection Act of 2006 (PPA) also added special funding and operational rules generally applicable to plan years beginning after 2007 for multiemployer plans in the United States that are classified as “endangered,” “seriously endangered” or “critical” status based on multiple factors (including, for example, the plan’s funded percentage, cash flow position and whether a projected minimum funding deficiency exists). Plans in these classifications must adopt remedial measures to improve their funded status through a funding improvement plan (“FIP”) or rehabilitation plan (“RP”), as applicable, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. Certain plans to which the Company contributes or may contribute in the future are in “endangered,” “seriously endangered” or “critical” status. The amount of additional funds, if any, that the Company may be obligated to contribute to these plans cannot be reasonably estimated due to uncertainty regarding the amount of future work involving covered union employees, future contribution levels and possible surcharges on plan contributions.

The following table summarizes plan information relating to the Company’s participation in multiemployer defined benefit pension plans, including company contributions for the last three years, the status of the plans under the PPA and whether the plans are subject to a FIP or RP or contribution surcharges. The most recent PPA zone status available in 2025 and 2024 generally relates to the plans’ fiscal year-ends in 2024 and 2023. Forms 5500 were not yet available for the plan years ending in 2025. The PPA zone status is based on information that the Company received from the respective plans’ administrators, as well as publicly available information on the U.S. Department of Labor website, and is certified by each plan’s actuary. Although multiple factors or tests may result in red zone or yellow zone status, plans in the red zone generally are less than 65 percent funded, plans in the yellow zone generally are less than 80 percent funded, and plans in the green zone generally are at least 80 percent funded. Under the PPA, red zone plans are classified as “critical” status, yellow zone plans are classified as “endangered” status and green zone plans are classified as neither “endangered” nor “critical” status.

The “FIP/RP Status” column indicates plans for which a FIP or a RP is either pending or has been implemented. The last column lists the expiration dates of the Company’s CBAs to which the plans are subject. Total contributions to these plans correspond to the number of union employees employed at any given time and the plans in which they participate and vary depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with such projects. Information has been presented separately for individually significant plans, based on PPA funding status classification, and in the aggregate for all other plans.

	Pension Plan	PPA Zone Status		Contributions			FIR/RP	Sur-	Expiration Date
Pension Trust Fund	EIN/PN	2025	2024	2025	2024	2023	Status	charge	of CBA
California Ironworkers Field Pension Trust	95-6042866	Green	Green	$5,324	$4,292	$16,424	No	No	December 2027
Construction Laborers Pension Trust for S. California	43-6159056	Green	Green	5,091	3,548	8,127	No	No	December 2026
National Electrical Benefit Fund	53-0181657	Green	Green	1,699	—	—	No	No	May 2027
Kern County Electrical Workers Pension Fund	95-6123049	Green	Green	1,240	1,862	424	No	No	December 2027
Oregon Laborers-Employers Pension Trust	93-6075363	Green	Green	1,098	—	—	No	No	May 2027
Western States Carpenters Pension Plan	95-6042875	Green	Green	575	547	1,444	No	No	N/A
IBEW Local 100 Pension Plan	94-6216336	Green	Green	435	17	9,520	No	No	N/A
Southern California IBEW - NECA Funds	95-6392774	Yellow	Yellow	149	421	2,994	Yes	No	December 2026
Laborers Pension Trust Fund for N. California	94-6277608	Green	Green	99	146	3,187	No	No	June 2027
San Diego Electrical Industry Health & Welfare Plan	95-6035916	Green	Green	48	2,088	694	No	No	N/A
All other plans				4,734	1,209	1,454

				$20,492	$14,130	$44,268

The Company assessed whether any of its contributions to the significant plans listed above constituted five percent or more of the total contributions to these plans. This assessment was based on the Forms 5500 of these plans for the years ended December 31, 2024 and 2023. The Company’s contributions to Kern County Electrical Benefits Fund represented at least five percent of the plans’ total contributions in the 2024 period and contributions to California Ironworkers Field Pension Trust and IBEW Local 100 Pension Plan represented at least 5% of the plans’ total contributions in the 2023 period. None of the Forms 5500 of these plans were yet available for the year ended December 31, 2025.

Total contributions made to all of these multiemployer plans correspond to the number of union employees employed at any given time and the plans in which they participate and participation in project labor agreements and vary depending upon the location and number of ongoing projects at a given time and the need for union resources or project labor agreements in connection with such projects. Contributions to such plans are also impacted by business combinations and changes in employer contribution rates.

401(k) Plans

The Company maintains 401(k) plans whereby employees may contribute a percentage of their compensation, not to exceed the maximum amount allowable under the Internal Revenue Code.

The Company may elect to make matching or other contributions into the savings plan. Contributions made by the Company to the 401(k) plans were as follows:

	Year Ended December 31,
	2025	2024	2023
Employer contributions	$10,869	$4,360	$3,819

The increase in employer contributions during the year ended December 31, 2025 was primarily attributable to discretionary profit sharing contributions.

(12)	Member’s Equity

SOLV Energy Parent Holdings LP holds 100% of the limited liability company interests of the Company. SOLV Energy Parent Holdings LP’s interests are generally consistent with ordinary equity ownership interests.

The Company maintains a share-based compensation plan, held by SOLV Energy Parent Holdings, LP, a parent holding company above the consolidation of the Company. The presentation of unit-based equity awards is represented in the caption, Member’s equity, on the consolidated balance sheets.

Refer to Note 11—Employee Benefit Plans for the reconciliation of outstanding awards under the plan as well as details related to share-based compensation.

(13)	Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in various lawsuits, claims, inquiries and other regulatory and compliance matters, most of which are routine to the nature of the Company’s business. When it is probable that a loss will be incurred and where a range of the loss can be reasonably estimated, the best estimate within the range is accrued.

When the best estimate within the range cannot be determined, the low end of the range is accrued. The ultimate resolution of these claims could affect future results of operations should the Company’s exposure be materially different from its estimates or should liabilities be incurred that were not previously accrued. Potential insurance reimbursements are not offset against potential liabilities.

Because of the uncertainties associated with claims resolution and litigation, future expenses to resolve these matters could be higher than the liabilities accrued; however, the Company is unable to reasonably estimate a range of potential expenses.

If information were to become available that allowed the Company to reasonably estimate a range of potential expenses in an amount higher or lower than what was accrued, the Company would adjust its accrued liabilities accordingly. Additional lawsuits, claims, inquiries and other regulatory and compliance matters could arise in the future. The range of expenses for resolving any future matters would be assessed as they arise; until then, a range of potential expenses for such resolution cannot be determined.

Based upon current information, the Company concluded that the impact of the resolution of these matters would not be, individually or in the aggregate, material to the Company’s financial position, results of operations or cash flows.

Warranties

The Company provides warranties for EPC and O&M projects, guaranteeing the work performed against defects in equipment, materials, design, or workmanship. The length of the warranty period is generally two years. Materials and equipment used in construction are either provided by the customers or warranted against defects by suppliers. The warranty claims that the Company historically received have not been substantial. See Note 16—Details of Certain Accounts for warranty reserves recorded on the consolidated balance sheets.

Concentration of Risks

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contract receivables including retention. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis.

The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers whose reputations are known to management.

The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The following customers each comprised 10% or more of the Company’s total accounts receivable:

	Year Ended December 31,
	2025	2024
Customer A	21%	—
Customer E	—	15%
Customer F	—	64%

Customer Concentration Risk

The following customers each comprised 10% or more of the Company’s total revenue from external customers for the year ended December 31:

	Year Ended December 31,
	2025	2024	2023
Customer B	14%	—	—
Customer C	13%	14%	—
Customer D	10%	—	—
Customer E	—	15%	18%
Customer G	—	12%	—
Customer H	—	12%	—
Customer I	—	—	14%

Production Risk

Several of the Company’s key raw materials, components and manufacturing equipment are either single-sourced or sourced from a limited number of suppliers. Shortages of essential components and equipment could occur due to increases in demand or interruptions of supply, which may be exacerbated by the availability of logistics services, thereby adversely affecting the Company’s ability to meet customer demand for its services.

(14)	Related Party Transactions

Transactions with a minority investor

The Company has made several payments to a minority investor subsequent to the Carve-out, which are summarized below:

	Year Ended December 31,
	2025	2024	2023
Deferred acquisition consideration	$—	$34,144	$—
Contingent consideration	—	—	33,826
Total	$—	$34,144	$33,826

The Company paid a minority investor for transition services rendered after the Carve-out. The Company made deferred acquisition payments in two installments, with the first paid in December 2022 and the final payment made in January 2024. An earned profit payment for majority-completed EPC projects assigned to the Company in the Carve-out (contingent consideration) was settled in March 2023.

The Company owed amounts to a minority investor for commercial insurance premiums paid on behalf of the Company on certain EPC projects pursuant to the Carve-out.

	As of December 31,
	2025	2024
Due to minority investor	$—	$4,739

The Company had amounts receivable from a minority investor as follows, which are included in “Prepaids and other current assets”:

	As of December 31,
	2025	2024
Other accounts receivable	$2,987	$2,987

On December 20, 2025, SOLV Energy Parent Holdings LP redeemed the units held by a minority investor in exchange for a $112,500 note secured by a first priority lien on all of SOLV Energy Parent Holdings LP’s assets, including its equity interests in the Company. The note was subsequently settled in January 2026, see Note 18—Subsequent Events.

Transactions with American Securities

Prior to the completion of the CS Merger, American Securities was party to separate management consulting agreements with each of CS Energy (the “CS Consulting Agreement”) and SOLV (the “SOLV Consulting Agreement” and together with the CS Consulting Agreement, the “Consulting Agreements”), pursuant to which American Securities agreed to provide certain management and legal services to both CS Energy and SOLV in exchange for an aggregate annual fee of $3,000 in equal quarterly cash installments, plus reimbursable expenses.

In connection with the Merger, the CS Consulting Agreement was terminated and the SOLV Consulting Agreement was amended to increase the annual fee to $3,000, payable in equal quarterly cash installments. Payments made to American Securities under the Consulting Agreements during the years ended December 31, 2025, 2024 and 2023 are included in “Selling, general and administrative expenses.”

In connection with the redemption of the minority investor units noted above, SOLV Energy, LLC entered into a loan agreement, dated as of January 5, 2026, with affiliated funds of American Securities. See Note 18—Subsequent Events.

(15)	Business Combinations

SDI Acquisition

On January 8, 2025, the Company acquired 100% of the ownership interests in SDI, a solar predrill and pile foundation installation contractor based in Sacramento, California. The aggregate consideration for the acquisition was approximately $16,941, of which approximately $11,154 was paid in cash at closing and $5,500 is deferred and payable on the one-year anniversary of the acquisition.

Simultaneous with the acquisition, SDI and the Company entered into an equipment financing transaction with a specialized equipment finance provider to borrow approximately $14,500 against construction equipment owned by SDI. The proceeds were primarily used to fund the closing payment on the acquisition date.

The Company allocated the acquisition consideration to assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The estimated fair value of the acquired tangible and identifiable intangible assets were determined based on inputs that are unobservable and significant to the overall fair value measurement. It is also based on estimates and assumptions made by management at the time of the acquisition. As such, the estimated fair value of the acquired tangible and identifiable intangible assets was classified as a Level 3 fair value hierarchy measurement and disclosure. The significant unobservable inputs used in measuring the fair values of the acquired tangible and identifiable intangible assets include forecasted cashflows and discount rates.

The Company acquired identifiable intangible assets of $1,260, which consist primarily of $370 of trade names to be amortized over 5 years, $600 of customer relationships to be amortized over 4 years and $290 of backlog to be amortized over 1 year.

The excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed is assigned to goodwill. The acquisition resulted in the recognition of $691 of goodwill. The estimated goodwill was established due to expected cost synergies, optimized installation and improved operational efficiency. Goodwill recorded for the SDI acquisition is not expected to be deductible for tax purposes.

A summary of the SDI purchase price allocation to assets acquired and liabilities assumed is as follows:

Net assets acquired
Cash and cash equivalents	$685
Accounts receivable, net	4,618
Contract assets	3,608
Prepaid and other current assets	204
Property, plant and equipment	16,942
Operating lease right-of-use assets	312
Intangible assets	1,260
Accounts payable and accrued expenses	(10,968)
Contract liabilities	(99)
Lease liabilities, long-term	(312)
Total identifiable net assets assumed	16,250

Goodwill	691

Net assets acquired	$16,941

Assets acquired net of cash and cash equivalents	$16,256

The Company’s consolidated financial statements include SDI’s revenue and net loss of $67,933 and $455, respectively, from the date of acquisition through December 31, 2025 for the periods presented within.

Pro forma financial information has not been presented for the SDI acquisition as the impact to the Company’s consolidated financial statements was not material.

During the years ended December 31, 2025 and 2024, the Company incurred and expensed $113 and $1,912 of acquisition related costs in connection to the SDI acquisition. Such costs are included in “Selling, general and administrative expenses.”

Spartan Acquisition

On June 13, 2025, the Company acquired 100% of the equity interests of Spartan for an approximate acquisition purchase price of $67,006, which was paid in cash at closing. Spartan specializes in providing services related to infrastructure development and investment. Specifically, the company self-performs electrical transmission construction services and provides procurement and subcontracting engineering services.

The Company preliminarily allocated the acquisition consideration to assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

The preliminary estimated fair value of the acquired tangible and identifiable intangible assets was determined based on inputs that are unobservable and significant to the overall fair value measurement. It was also based on estimates and assumptions made by management at the time of the acquisition.

As such, the preliminary estimated fair value of the acquired tangible and identifiable intangible assets was classified as a Level 3 fair value hierarchy measurement and disclosure. The significant unobservable inputs used in measuring the fair values of the acquired tangible and identifiable intangible assets include forecasted cashflows and discount rates.

The Company acquired identifiable intangible assets of $20,300, which consist primarily of $2,600 of trade names to be amortized over 3 years, $14,800 of customer relationships to be amortized over 13 years and $2,900 of backlog to be amortized over 1 year.

The excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed is assigned to goodwill. The acquisition resulted in the recognition of $18,581 of goodwill. The estimated goodwill was established due to expected cost synergies, anticipated growth of new customers, and expansion of equipment portfolio and process technology offerings. Goodwill recorded for the Spartan acquisition is not expected to be deductible for tax purposes.

The Spartan purchase price allocation below is preliminary with respect to the valuation of certain acquired intangible assets and the determination of related deferred tax assets and liabilities. The Company is continuing to evaluate information necessary to finalize the fair values of acquired identifiable intangible assets and the related income tax effects. The purchase price allocation will be finalized during the measurement period, which will not exceed 12 months from the acquisition date. Any adjustments recorded during the measurement period may be material and will be recorded retrospectively as if the accounting had been completed at the acquisition date, with a corresponding adjustment to goodwill.

A summary of the Spartan purchase price allocation to assets acquired and liabilities assumed is as follows:

Net assets acquired
Cash and cash equivalents	$22,431
Accounts receivable, net	8,369
Contract assets	2,500
Prepaid and other current assets	492
Property, plant and equipment	7,262
Intangible assets	20,300
Accounts payable and accrued expenses	(3,771)
Contract liabilities	(1,986)
Deferred tax liability	(6,086)
Lease liabilities, long-term	(1,086)

Total identifiable net assets assumed	48,425
Goodwill	18,581

Net assets acquired	$67,006

Assets acquired net of cash and cash equivalents	$44,575

The Company’s consolidated financial statements include Spartan’s revenue and net income of $37,510 and $5,546, respectively, from the date of acquisition through December 31, 2025 for the periods presented within.

Pro forma financial information has not been presented for the Spartan acquisition as the impact to the Company’s consolidated financial statements was not material.

During the twelve months ended December 31, 2025, the Company incurred and expensed $778 of acquisition related costs in connection to the Spartan acquisition. Such costs are included in “Selling, general and administrative expenses.”

(16)	Details of Certain Accounts

Capitalized Project Development Costs

A reconciliation of capitalized project development costs is as follows:

	December 31,
	2025	2024
Capitalized project development costs, at beginning of period	$25,204	$17,603
Costs capitalized during the year	5,864	8,058
Costs expensed from sale of projects during the year	(6,154)	—
Impaired costs written off during the year	(7,180)	(457)

Capitalized project development costs, at end of period	$17,734	$25,204

Write offs of impaired costs were included in “Cost of revenue”.

Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following:

	December 31,
	2025	2024
Supplier deposits	$43,485	$9,972
Materials inventory	4,594	1,232
Non-trade receivables	3,473	8,023
Prepaid insurance	2,942	2,608
Rebates receivable	2,495	1,166
Other	3,898	3,952

Total prepaids and other current assets	$60,887	$26,953

Other prepaids and current assets consisted of capitalized revolver costs, refundable deposits and miscellaneous prepaid expenses.

Property and Equipment

Property and equipment, net consisted of the following:

	December 31,
	2025	2024
Machinery and equipment	$80,022	$41,267
Vehicles	4,391	3,672
Vehicles under finance leases	56,724	39,160
Furniture and fixtures	2,845	2,794
Leasehold improvements	15,214	13,875
Computer equipment	5,305	5,178
Construction in progress	3,340	1,031
Buildings and land	467	—
Property and equipment, gross	168,308	106,977
Less: Accumulated depreciation	(61,925)	(39,342)

Property and equipment, net of accumulated depreciation	$106,383	$67,635

The following table summarizes capitalized software costs included in Computer equipment:

	December 31,
	2025	2024
Capitalized software costs, gross	$2,885	$2,885
Less: Accumulated depreciation	(1,986)	(1,495)

Capitalized software costs, net	$899	$1,390

The following table summarizes depreciation expense related to capitalized software costs:

	Year Ended December 31,
	2025	2024	2023
Capitalized software costs	$491	$465	$557

The following table summarizes depreciation expense included in cost of revenue and selling, general and administrative expenses:

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$24,069	$14,810	$12,446
Selling, general and administrative expenses	3,726	2,744	2,305

Total depreciation expense	$27,795	$17,554	$14,751

Other Long-Term Assets

Other long-term assets consisted of the following:

	December 31,
	2025	2024
Deferred offering costs	$6,052	$—
Unamortized revolver issuance costs	$1,123	$1,742
Investment	3,750	3,750

	$10,925	$5,492

The fair value of the investment is derived from an observable price change from an equity transaction from the same issuer that occurred in 2024 and is therefore a Level 2 measurement.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31,
	2025	2024
Vendor payables and accrued purchases	$422,853	$330,254
Accrued compensation and benefits	73,330	43,801
Restricted Unit Appreciation Plan liability	32,854	—
Indirect taxes payable	11,905	8,569
Accrued professional services	8,580	2,370
Accrued warranty	4,278	6,314
Deferred acquisition consideration	5,500	—
Accrued interest	2,918	10,575

Total accounts payable and accrued expenses	$562,218	$401,883

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	December 31,
	2025	2024
Warranty reserves	6,300	5,404
Deferred tax liability	5,339	—
Deferred compensation liability	5,343	—
Deferred revenue	1,362	—
Restricted Unit Appreciation Plan liability	—	9,130
Total other long-term liabilities	$18,344	$14,534

Refer to Note 10—Unit-Based Compensation for further information on Restricted Unit Appreciation Plan awards.

(17)	Income Taxes

The Company is organized as a pass through entity for US federal tax purposes and generally does not pay income taxes on its taxable income in most jurisdictions. Instead, the Company’s taxable income or loss is passed through to its members.

Income (loss) before income taxes consist wholly of domestic income (loss).

The income taxes paid consisted of the following:

	December 31,
	2025	2024	2023
Federal	$1,630	$—	—
State:
Texas	758	598	204
Other State Taxes	100

Total income tax paid	$2,488	$598	204

The income tax expense consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$2,213	$—	$—
State	1,932	598	204

Total current tax expense	$4,145	$598	$204
Deferred
Federal	$(710)	$—	$—
State	208	—	—

Total deferred tax expense (benefit)	$(502)	$—	$—

Total provision for income taxes	$3,643	$598	$204

The following is a reconciliation of the statutory federal income tax rate to our effective tax rate for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025		2024		2023
U.S. Federal Statutory Tax Rate	$32,203	21.0%	$2,210	21.0%	$(23,024)	21.0%
State and Local Income Tax, Net of Federal Income Tax Effects(1)	2,037	1.3%	598	5.7%	204	(0.2)%
Nontaxable or Nondeductible items
Partnership Income	(30,646)	(20.0)%	(2,210)	(21.0)%	23,024	(21.0)%
Other	49	0.0%	—	—%	—	—%

Effective Tax Rate	$3,643	2.3%	$598	5.7%	$204	(0.2)%

(1)	State taxes in Texas made up the majority (greater than 50 percent) of the tax effect in this category.

Significant components of the Company’s deferred income tax assets and liabilities consist of the following:

	December 31,
	2025	2024
Deferred tax assets
Other	$740	$—

Gross deferred tax assets	740	$—
Valuation allowance	—	—

Total deferred tax assets	740	$—
Deferred tax liabilities:
Fixed assets	$(1,311)	$—
Intangible assets	(4,215)	—
Other	$(553)	—

Total deferred tax liabilities	$(6,079)	—

Total deferred tax assets/(liabilities)	$(5,339)	$—

As of December 31, 2025, we had net operating loss carryforwards for state income tax purposes of approximately $1,090, available to offset future taxable income. Of the state net operating loss carryforwards, $908 can be carried forward indefinitely, while the remaining $182 will begin to expire in 2033.

In the normal course of business, the Company is subject to examination by federal and state taxing authorities. The Company is not currently under any examination by the federal or state tax authorities; however, the prior four years are subject to examination in its largest state jurisdiction.

(18)	Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued for disclosure or recognition in the consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure except for the following:

Unit Redemption and American Securities Loan Agreement

On December 20, 2025, SOLV Energy Parent Holdings LP redeemed the units held by a minority investor in exchange for a $112,500 note secured by a first priority lien on all of SOLV Energy Parent Holdings LP’s assets, including its equity interests in the Company. The $112,500 note was settled on January 6, 2026 using cash on hand distributed upstream to SOLV Energy Parent Holdings LP from the Company. In connection with the redemption, the Company entered into a loan agreement, dated as of January 5, 2026 (the “AS Loan Agreement”), with affiliated funds of American Securities (the “AS Loan Parties”).

Pursuant to the AS Loan Agreement the AS Loan Parties agreed to provide a commitment of up to $115,000 in exchange for a commitment fee of $110. The Company did not draw any amounts under the AS Loan Agreement.

The AS Loan Agreement was terminated on February 12, 2026 at the closing of the IPO.

SDI Deferred Acquisition Payment

On January 8, 2026, the Company settled the remaining $5,500 deferred acquisition payment obligation related to the SDI acquisition in accordance with the terms of the purchase agreement.

Initial Public Offering and Reorganization

On February 12, 2026, SOLV Energy, Inc. (the “Corporation”) successfully completed an initial public offering (the “IPO”) of 23,575,000 shares of its Class A common stock for net proceeds of approximately $552,500 after deducting the underwriters’ discount and expenses and commissions payable.

In connection with the IPO, the Company amended and restated its limited liability company agreement to, among other things, (i) recapitalize all existing ownership interests in the Company into a single class of common units (“LLC Interests”) and (ii) appoint a wholly-owned subsidiary of SOLV Energy, Inc. as the sole managing member of the Company upon or prior to the acquisition of LLC Interests by the SOLV Energy, Inc. in connection with the IPO. Simultaneously with the IPO, the Corporation amended and restated its certificate of incorporation to, among other things, provide (i) for Class A common stock, with each share of its Class A common stock entitling its holder to one vote per share on all matters presented to our stockholders generally and (ii) for Class B common stock, with each share of our Class B common stock entitling its holder to one vote per share on all matters presented to our stockholders generally, and that shares of our Class B common stock may only be held by the Continuing Equity Owners and their respective permitted transferees. As a result, SOLV Energy, Inc. became a holding company and the sole manager of the Company, through its wholly owned subsidiary, with no material assets other than the ownership of the voting membership interest in the Company.

Additionally, in connection with the IPO and the related liquidation of SOLV Energy Parent Holdings LP, all outstanding Restricted Class C Units (including Legacy SOLV Units and Additional C Units issued in connection with the Merger) were converted into common units of SOLV Energy Holdings LLC. Vested Class C Units were converted into vested common units. Unvested Time Units were converted into unvested common units subject to the same time-based vesting schedule. Unvested Performance Units were converted into common units and treated as Time Units at the time of original grant, with time-based vesting deemed to have commenced on the original vesting start date, resulting in a portion becoming vested and the remaining portion continuing to vest on the same schedule, subject to continued employment or service.

Simultaneously with the IPO, SOLV Energy Parent Holdings LP was liquidated by distributing LLC Interests and nominal cash to the Continuing Equity Owners. SOLV Energy, Inc. acquired the LLC Interests held by certain Continuing Equity Owners in exchange for 91,773,571 shares of its Class A common stock. After giving effect to the use of proceeds from the IPO, SOLV Energy, Inc. issued 87,141,865 shares of Class B common stock to the Continuing Equity Owners, which is equal to the number of LLC Interests held by such Continuing Equity Owners, for nominal consideration.

Subsequent to the IPO, SOLV Energy, Inc. used the net proceeds from the IPO to purchase 23,575,000 newly issued LLC Interests directly and/or indirectly from the Company at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discounts and commissions.

Tax Receivable Agreement

In connection with the IPO, the Corporation entered into a Tax Receivable Agreement (the “TRA”) with the Continuing Equity Owners and the Blocker Shareholders (collectively, the “TRA Participants”), pursuant to which the Corporation is obligated to pay the TRA Participants 85% of certain tax benefits, if any, that the Corporation realizes (or, in some circumstances, is deemed to realize) as a result of certain tax basis adjustments and other tax attributes related to the Transactions.

2026 Equity Incentive Plan

In connection with the IPO, the Corporation adopted the SOLV Energy, Inc. 2026 Equity Incentive Plan (the “2026 Plan”), which became effective immediately prior to the effectiveness of the Corporation’s registration statement on Form S-1, subject to stockholder approval. The 2026 Plan provides for the issuance of up to 7,500,000 shares of Class A common stock for equity-based awards, as adjusted in accordance with the terms of the plan, and includes an annual automatic increase in the share reserve equal to 3% of the total number of shares of Class A common stock outstanding as of the end of the immediately preceding fiscal year, beginning on January 1 following the IPO and continuing through the ninth anniversary of the effective date of the 2026 Plan, unless the Corporation’s board of directors determines a lesser increase for any such year.

The 2026 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to eligible employees, officers, non-employee directors and other service providers of the Corporation and its subsidiaries. The 2026 Plan is administered by the Corporation’s board of directors or a committee thereof and provides for customary limitations, including an annual compensation limit applicable to non-employee directors.

Extinguishment of Amended Credit Agreement

In connection with the completion of the IPO and the application of the net proceeds therefrom, the Corporation caused the Company to fully repay outstanding term debt under the Amended Credit Agreement of approximately $401,100.

New Revolving Credit Facility

Concurrently, the Company terminated its existing Amended Revolver and entered into a new revolving credit facility with various lenders providing for revolving borrowings in an aggregate principal amount of $200,000. The new revolving credit facility has a five-year term ending February 12, 2031. The obligations under the new revolving credit facility are secured by substantially all of the assets of the Company and its subsidiaries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act, as of December 31, 2025. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

Our management identified material weaknesses in our internal control over financial reporting as of December 31, 2025. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weaknesses in our internal control over financial reporting:

•

We did not design and implement appropriate controls, policies or procedures over the procure-to-pay process, including the recognition of liabilities incurred and prepayments at period-end. We also lacked appropriate controls around the vendor set-up process and approvals of transactions entered into with vendors as well as controls pertaining to completeness and accuracy of indirect tax accruals on purchases.

•

We did not design and operate effective controls over percentage-of-completion revenue recognition and disclosure, including controls over timely and accurate revenue cut-off, estimates to complete, identification of contracts, transaction price and transaction price allocated to unsatisfied performance obligation disclosures. Further, we did not have sufficient personnel with an appropriate level of technical accounting knowledge to review our revenue recognition conclusions.

•

We did not design or operate effective controls over the review of third-party analyses to determine fair value for purposes of goodwill impairment assessments, business combinations and equity award valuations, including review of significant assumptions and valuation methodologies.

•

We did not design or operate IT general controls related to user access, change management, segregation of duties, and system operations within all IT systems and applications deemed relevant to our financial reporting.

Considering the foregoing, we did not maintain sufficient resources to support effective internal control over financial reporting, including personnel with an appropriate level of technical accounting and public company reporting expertise. In addition, we did not select and develop effective control activities across relevant financial reporting processes, including control activities over technology and generation of data, did not establish and deploy adequate policies and procedures and did not adequately capture and communicate certain risks or impacts due to changes in risks to support the execution of control activities. Accordingly, management concluded that these deficiencies in entity level controls also constitute a material weakness.

Nonetheless, management believes that our consolidated financial statements included in this filing have been prepared in accordance with generally accepted accounting principles. Our CEO and CFO have certified that, based on such officer’s knowledge, the financial statements and other financial information included in this filing fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented. In addition, we developed and are implementing a remediation plan for the material weaknesses, as described below.

Remediation Efforts

We take the remediation of the material weaknesses described above seriously and continue to take steps to establish effective internal control over financial reporting. We have made progress in executing our remediation plan and are continuing to enhance our control environment, including through the following actions:

•

designing and documenting the Company’s internal control framework and implementing entity level, business process and IT controls. This includes formalizing and performing additional control activities across key financial reporting processes, including process-level and transaction-level controls in areas such as procure-to-pay, revenue recognition, fair value measurements and other significant estimates, period-end financial reporting, and IT General Controls;

•

enhancing our risk assessment procedures through the use of more formalized assessments that consider business risks relevant to financial reporting objectives, including identification of significant entities, accounts, processes and systems, and the relevant assertions, which are refreshed as changes in risk occur and communicating the results;

•

strengthening our internal communications around the importance of internal controls and establishing broader oversight responsibilities, including through the use of a formal executive-level Steering Committee;

•

continuing to hire and integrate additional personnel with technical accounting, information technology and public company reporting experience, including individuals with responsibility for the design, execution and review of internal controls;

•	developing and enhancing accounting policies and procedures to support the consistent execution, review and documentation of controls across key processes and significant accounting areas;

•

providing training and other internal communications to relevant personnel, including process owners and control owners regarding related responsibilities for the design, execution and documentation of internal controls including the generation of data; and

•	implementing additional system capabilities related to procurement to improve process standardization, approvals, and documentation.

While we believe these actions are improving our internal control over financial reporting, our remediation efforts are ongoing, and the material weaknesses described above will not be considered remediated until the applicable controls have been fully designed and implemented, have operated for a sufficient period of time, and management has concluded, through testing, that these controls are operating effectively.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

Except for the remediation measures described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and ages, as of the date of this Annual Report, of the individuals who serve as our executive officers and members of our board of directors.

Name	Age	Position
George Hershman	56	Chief Executive Officer and Director
Chad Plotkin	50	Chief Financial Officer
Kevin Deters	53	Chief Operating Officer
Adam Forman	58	Chief Legal Officer
Erik Johnson	55	Chief Strategy Officer
Brandi Pearson	45	Chief People Officer
Dave Grubb, Jr.	63	Chief Commercial Officer
Eric Valleton	48	Chief Technology Officer
Helena Kimball	48	Chief Revenue Officer
Ron Stark	61	Senior Vice President, Controller and Principal Accounting Officer
Kevin S. Penn	64	Director
Michael Sand	44	Director
David Portnoy	37	Director
J. Adam Abram	70	Director
Steven Lerner	71	Director
Laura Stern	58	Director
William Jackson	65	Director
Daniel McQuade	66	Director
Nancy Stefanowicz	61	Director

Executive Officers

George Hershman has served as our Chief Executive Officer and Director since December 2021. Prior to December 2021, Mr. Hershman served in various capacities at Swinerton Builders since 1997, most recently serving as president of Swinerton Renewable Energy from January 2017 to December 2021. Mr. Hershman has served as a member of the board of directors of the Solar Energy Industries Association, a non-profit trade association, since 2013 and previously served as the organization’s chairman from January 2020 to December 2023. We believe Mr. Hershman’s knowledge of SOLV Energy, Inc. and extensive experience in the solar and renewable energy industry make him well qualified to serve as a director.

Chad Plotkin has served as our Chief Financial Officer since January 2025. Prior to joining us in January 2025, Mr. Plotkin served as a managing director in the infrastructure business at Blackstone, a global investment firm, from August 2022 to January 2025. Prior to August 2022, Mr. Plotkin served as chief financial officer and executive vice president at Clearway Energy, Inc. (formerly NRG Yield, Inc.), a publicly traded energy infrastructure investor, from November 2016 to August 2022.

Kevin Deters has served as our Chief Operating Officer since January 2024. Prior to January 2024, Mr. Deters served as president of MYR Energy Services Inc., a holding company of specialty electrical construction service providers, from October 2019 to December 2023.

Adam Forman has served as our Chief Legal Officer since November 2025. Prior to joining us, Mr. Forman served as executive vice president, general counsel and secretary at EnLink Midstream, LLC, a publicly traded integrated midstream energy services company. Prior to September 2023, Mr. Forman spent almost 24 years at Kinder Morgan, Inc., a publicly traded energy infrastructure company, most recently serving as vice president, deputy general counsel and secretary.

Erik Johnson has served as our Chief Strategy Officer since December 2021. Prior to December 2021, Mr. Johnson served as operations manager from March 2019 to November 2021 and director of engineering from December 2011 to March 2019 at Swinerton Renewable Energy.

Brandi Pearson has served as our Chief People Officer since December 2021. Prior to December 2021, Ms. Pearson served as human resources manager at Swinerton Renewable Energy from July 2017 to December 2021.

Dave Grubb, Jr. has served as our Chief Commercial Officer since December 2023 and previously served as our Chief Operating Officer from December 2021 to December 2023. Prior to December 2021, Mr. Grubb served in various capacities at Swinerton Builders since 1985, most recently serving as vice president and operations manager at Swinerton Renewable Energy from January 2010 to December 2021.

Eric Valleton has served as our Chief Technology Officer since December 2021. Prior to December 2021, Mr. Valleton served as chief technology officer from March 2019 to November 2021 and SCADA engineering manager from September 2014 to March 2019 at Swinerton Renewable Energy.

Helena Kimball has served as our Chief Revenue Officer since January 2026 and previously served as our Senior Vice President of Business Development from June 2024 to December 2025. Prior to June 2024, Ms. Kimball served in various capacities at Ojjo, Inc., a renewable energy company and developer of solar foundations technology, from November 2019, most recently serving as president from October 2021 to October 2023.

Ron Stark has served as our Senior Vice President, Controller and Principal Accounting Officer since May 2025. Prior to May 2025, Mr. Stark served as chief accounting officer at Arcadium Lithium (formerly Livent Corporation), a global lithium chemicals producer, from August 2018 to May 2025.

Directors

Kevin S. Penn has served as a director since 2025 and, prior to the consummation of the IPO and the Transactions, served as a director of SOLV Energy Parent Holdings LP from May 2021. Mr. Penn currently serves as a senior partner at American Securities LLC, having joined in 2009. Since June 2016, Mr. Penn has served as a member of the board of directors of Blue Bird Corp., a publicly traded manufacturer of school buses. We believe Mr. Penn’s knowledge of the Company and his extensive management, investment and leadership expertise make him well qualified to serve as a director.

Michael Sand has served as a director since 2025 and, prior to the consummation of the IPO and the Transactions, served as a director of SOLV Energy Parent Holdings LP from May 2021. Mr. Sand currently serves as a partner at American Securities LLC, having originally joined in 2005. We believe Mr. Sand’s knowledge of the Company and his extensive management, investment and leadership expertise make him well qualified to serve as a director.

David Portnoy has served as a director since 2026 and, prior to the consummation of the IPO and the Transactions, served as a director of SOLV Energy Parent Holdings LP from May 2021. Mr. Portnoy has served as a partner at American Securities LLC since 2026, having originally joined in 2013. We believe Mr. Portnoy’s knowledge of the Company and his extensive management, investment and leadership expertise make him well qualified to serve as a director.

J. Adam Abram has served as a director since 2026 and, prior to the consummation of the IPO and the Transactions, served as a director of SOLV Energy Parent Holdings LP from March 2022. In 2002, Mr. Abram founded James River Group, Inc., a principal subsidiary of James River Group Holdings, Ltd., a publicly traded insurance holding company, and served as the executive chair president and chief executive officer from 2002 to 2007 and from 2008 until 2012. Mr. Abram held various roles at James River Group Holdings, Ltd., serving as chief executive officer and executive chairman of the board from 2014 to 2017 and 2019 to 2020. He also served as non-executive chairman from 2012 to 2014, 2018 to 2019 and 2020 to 2023. Mr. Abram previously served as lead independent director of the Yadkin Financial Corporation (“Yadkin”), a publicly traded bank holding company, from July 2014 until its acquisition by F.N.B. Corporation in March 2017 and, prior to that, as the chairman of the board of VantageSouth Bancshares, Inc., a bank holding company, and its subsidiary bank, VantageSouth Bank, from November 2011 until its acquisition by Yadkin in July 2014. He also served as chairman of Piedmont Community Bank Holdings, Inc., a bank holding company, from the time he co-founded it in 2009 until it was also acquired by Yadkin in July 2014. We believe Mr. Abram’s knowledge of the Company and his extensive management, leadership and public company board experience make him well qualified to serve as a director.

Steven Lerner has served as a director since 2026 and, prior to the consummation of the IPO and the Transactions, served as a director of SOLV Energy Parent Holdings LP from March 2022. Since 1999, Mr. Lerner has served as the founder and managing partner of Blue Hill Group, a financial company that invests in entrepreneurial companies. Mr. Lerner previously served as a member of the board of directors of Presidio, Inc., a publicly traded information technology solutions provider, from March 2017 until its acquisition by BC Partners in December 2019, and prior to that, as a member of the board of directors of Yadkin from July 2014 until its acquisition by F.N.B. Corporation in March 2017. We believe Mr. Lerner’s knowledge of the Company and his extensive management, leadership and public company board experience make him well qualified to serve as a director.

Laura Stern has served as a director since 2026 and, prior to the consummation of the IPO and the Transactions, served as a director of SOLV Energy Parent Holdings LP from November 2022. Ms. Stern has served as the head of U.S. tax credits for Marex Group plc, a publicly traded financial services platform provider, where she has led the transferable renewable energy tax credit business since October 2024. Prior to October 2024, Ms. Stern co-founded and served as the co-CEO of Nautilus Solar Energy, LLC, a U.S. based solar developer and project owner acquired by Power Corp., from December 2006 to September 2024. Ms. Stern is also a National Association of Corporate Directors Certified Director. We believe Ms. Stern’s knowledge of the Company and her extensive management and leadership experience in the solar and renewable energy industry make her well qualified to serve as a director.

William Jackson has served as a director since 2026 and, prior to the consummation of the IPO and the Transactions, served as a director of SOLV Energy Parent Holdings LP from April 2024. Since 2010, Mr. Jackson has served as president of Chicago Associates, an investment company. He previously served as president of Johnson Controls International plc, a publicly traded multinational manufacturing company, from 2011 to 2019. We believe Mr. Jackson’s knowledge of the Company and his extensive management and leadership experience make him well qualified to serve as a director.

Daniel P. McQuade has served as a director since 2026 and, prior to the consummation of the IPO and the Transactions, served as a director of SOLV Energy Parent Holdings LP from October 2024. Since 2019, Mr. McQuade has served as managing director of Global Infrastructure Solutions Inc., a construction and design firm. We believe Mr. McQuade’s knowledge of the Company and his extensive management and leadership experience make him well qualified to serve as a director.

Nancy Stefanowicz has served as a director since 2026 and, prior to the consummation of the IPO and the Transactions, served as a director of SOLV Energy Parent Holdings LP from October 2024. Since 2021, Ms. Stefanowicz has served as executive vice president and chief human resources officer at NFI Industries, Inc., a supply chain management company, having joined as senior vice president of human resources in 2006. We believe Ms. Stefanowicz’s knowledge of the Company and her extensive management and leadership experience make her well qualified to serve as a director.

Controlled Company Status

American Securities controls more than 50% of the combined voting power of our common stock, including in the election of directors. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of Nasdaq rules. While we do not currently utilize exemptions available to controlled companies, we reserve the right to, and in the future, may elect not to comply with certain Nasdaq corporate governance standards, including that: (i) a majority of our board of directors consists of “independent directors,” as defined under Nasdaq rules; (ii) we have a nominating and corporate governance committee that is composed entirely of independent directors; and (iii) we have a compensation committee that is composed entirely of independent directors. Therefore, in the future, if we choose to utilize controlled company exemptions, we may not have a majority of independent directors on our board of directors, an entirely independent nominating and corporate governance committee, or an entirely independent compensation committee unless and until such time as we are required to do so. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. In the event that we cease to be a “controlled company” and our shares continue to be listed on Nasdaq, we will be required, to the extent necessary, to comply with these provisions within the applicable transition periods. See “Item 1A. Risk Factors—Risks Related to the Ownership of Our Class A Common Stock—We qualify as a “controlled company,” as defined in Nasdaq listing rules, and, as a result, we qualify for, and may rely on, exemptions from certain corporate governance requirements. Our stockholders may not have the same protections afforded to stockholders of companies that are subject to such requirements. In addition, our Sponsor’s interests may conflict with our interests and the interests of other stockholders.”

Board Composition

Our business and affairs are managed under the direction of our board of directors. Our amended and restated certificate of incorporation provides that, subject to the rights of the holders of preferred stock, the number of directors on our board of directors shall be fixed exclusively by resolution adopted by our board of directors. Our amended and restated certificate of incorporation and our amended and restated bylaws provides that our board of directors is divided into three classes, as nearly equal in number as possible, with the directors in each class serving for a three-year term, and one class being elected each year by our stockholders. Our directors are divided among the three classes as follows:

•	the Class I directors are David Portnoy, Steven Lerner and Laura Stern, and their terms will expire at the annual meeting of stockholders to be held in 2027;

•	the Class II directors are Michael Sand, J. Adam Abram and Daniel McQuade, and their terms will expire at the annual meeting of stockholders to be held in 2028; and

•	the Class III directors are George Hershman, Kevin S. Penn, William Jackson and Nancy Stefanowicz, and their terms will expire at the annual meeting of stockholders to be held in 2029.

Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our board of directors may have the effect of delaying or preventing changes in control of the Company.

Director Independence

Our board of directors has affirmatively determined that Kevin S. Penn, Michael Sand, David Portnoy, J. Adam Abram, Steven Lerner, Laura Stern, William Jackson, Daniel McQuade and Nancy Stefanowicz are each an “independent director,” as defined under Nasdaq rules. In making these determinations, our board of directors considered the current and prior relationships that each director has with the Company and all other facts and circumstances our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each director, and the transactions involving them described in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Board Committees

Our board of directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through actions of the board of directors and standing committees. Our board of directors has established three standing committees—audit, compensation and nominating and corporate governance—each of which operates under a charter that is approved by our board of directors.

Audit Committee

The primary purposes of our audit committee under the committee’s charter is to assist the our board of directors with oversight of, among other things:

•	our accounting and financial reporting processes;

•	audits and integrity of our financial statements;

•	the qualifications, engagement, compensation, independence and performance of our independent registered public accounting firm; and

•	our process relating to risk management and the conduct and systems of internal control over financial reporting and disclosure controls and procedures.

The members of our audit committee are William Jackson, Daniel McQuade and Laura Stern. William Jackson serves as the chairperson of the committee. All members of our audit committee meet the requirements for financial literacy under the applicable rules. Our board of directors has determined that each of Daniel McQuade, Laura Stern and William Jackson meet the independence requirements of Rule 10A-3 under the Exchange Act and the applicable Nasdaq rules. Our board of directors has determined that each of William Jackson, Daniel McQuade and Laura Stern is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules.

Compensation Committee

The primary purposes of our compensation committee under the committee’s charter is to assist our board of directors with oversight of, among other things:

•	determining and recommending to the board of directors for approval the compensation of our chief executive officer, other executive officers and directors;

•	reviewing, recommending to the board of directors for approval and administering incentive compensation and equity compensation plans; and

•	reviewing and establishing general policies relating to compensation and benefits of our employees, including our overall compensation philosophy.

The members of our compensation committee are Michael Sand, Nancy Stefanowicz, Steven Lerner and William Jackson. Michael Sand serves as the chairperson of the committee. Our board of directors has determined that each of Michael Sand, Nancy Stefanowicz, Steven Lerner and William Jackson are independent under the applicable Nasdaq rules, including rules specific to membership on the compensation committee.

Nominating and Corporate Governance Committee

The primary purposes of our nominating and corporate governance committee under the committee’s charter is to assist our board of directors with oversight of, among other things:

•	identifying and screening individuals qualified to serve as directors;

•	developing, recommending to our board of directors and reviewing the Company’s corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of our board of directors and its committees; and

•	reviewing on a regular basis the overall corporate governance of the Company and recommending improvements to our board of directors where appropriate.

The members of our nominating and corporate governance committee are J. Adam Abram, David Portnoy, Steven Lerner and Kevin S. Penn. J. Adam Abram serves as the chairperson of the committee. Our board of directors has determined that each of J. Adam Abram, David Portnoy, Steven Lerner and Kevin S. Penn are independent under the applicable Nasdaq rules.

Risk Oversight

Risk assessment and oversight are an integral part of our governance and management processes. Our board of directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is or has been an officer or employee of the Company. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as the expected member(s) of our board of directors or compensation committee. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for information about related person transactions involving members of our compensation committee or their affiliates.

Indemnification of Directors and Executive Officers

Our amended and restated certificate of incorporation provides that we will indemnify our executive officers and directors to the fullest extent permitted by the DGCL.

We entered into indemnification agreements with each of our executive officers and directors prior to the completion of the IPO. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under the DGCL, subject to certain exceptions contained in those agreements.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics that applies to all of our directors, employees and officers. A copy of the code is available on our website located at www.solvenergy.com. Any amendments or waivers to our code for our directors or for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, may only be granted in writing by the Audit Committee and will be disclosed on our website promptly following the date of such amendment or waiver, as and if required by applicable law.

Corporate Governance Guidelines

We have adopted corporate governance guidelines in accordance with the corporate governance rules of Nasdaq. These guidelines cover a number of areas including director responsibilities, director elections and re-elections, composition of the board of directors, including director qualifications and board committees, executive sessions, director access to management and, as necessary and appropriate, independent advisors, director orientation and continuing education, board materials, majority-voting board resignation policy, management succession and evaluations of the board of directors and the board’s committees. A copy of our corporate governance guidelines is available on our website at www.solvenergy.com.

Insider Trading Policy

We have adopted insider trading policies and procedures that govern the purchase, sale and other disposition of our securities by our directors, officers and employees, and the Company itself, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of Nasdaq. A copy of our Insider Trading Policy is filed with this Annual Report as Exhibit 19.1.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The purpose of this Compensation Discussion and Analysis section is to provide a description of our compensation programs for our executive officers.

This discussion focuses on our Chief Executive Officer, our current and former Chief Financial Officers, and our three most highly compensated executive officers (collectively, the “NEOs”) during 2025, who were:

•	George Hershman, our Chief Executive Officer;

•	Chad Plotkin, our Chief Financial Officer (appointed on January 27, 2025);

•	Benjamin Catalano, our former Chief Financial Officer (served until January 27, 2025);

•	Kevin Deters, our Chief Operating Officer;

•	David Grubb, Jr., our Chief Commercial Officer; and

•	Erik Johnson, our Chief Strategy Officer.

Our Compensation Philosophy and Objectives

Our compensation approach is tied to our stage of development. As our executive compensation program evolves, we expect that the total amount earned by our executives will depend on achieving performance objectives designed to enhance stockholder value. We intend to continue to evaluate and possibly make changes to our executive compensation programs with the goal of aligning our programs with our executive compensation philosophy as a public company. Accordingly, the compensation paid to our NEOs for 2025, and the form and manner in which it was paid, is not necessarily indicative of how we will compensate our NEOs in the future. Prior to the IPO, we were a privately-held company and were not subject to any stock exchange listing or SEC rules related to the board of directors and compensation committee structure and function.

In setting and overseeing the compensation of our executive officers, our compensation programs are currently designed to achieve the following specific objectives:

•

Position our target total direct compensation – comprised of base salary and target annual incentive bonus opportunity – at a level at which we can successfully attract, retain and motivate executives with the talent and capabilities critical to executing our business strategy and creating long-term value;

•	Reinforce our pay-for-performance philosophy with compensation based on annual and multi-year financial and operational objectives; and

•	Align the interests of executives with those of equity holders, particularly with respect to key executive officers who are best positioned to drive long-term value creation.

Our executive compensation program is continually evaluated for effectiveness in achieving these objectives as well as to reflect the economic environment within which we operate.

Determination of Compensation

The Role of Compensation Committee

Prior to the IPO, our compensation programs for our executive officers were historically overseen by the compensation committee of our private company board of managers, which made decisions regarding the compensation for our NEOs, after taking into account recommendations from management, as further described below. Following the IPO, the compensation committee of our board of directors is responsible for overseeing our executive compensation programs as well as making recommendations to the board of directors regarding compensation decisions for our executive officers.

The compensation decisions of our compensation committee with respect to our executive officers’ salaries and incentives are influenced by the executive’s level of responsibility and function, our overall performance and profitability and the assessment of the competitive marketplace (as determined based on our compensation committee members’ business experience). Our compensation committee also takes into account each executive officer’s tenure and individual performance, our overall annual budget and changes in the cost of living.

The Role of Management

Our Chief Executive Officer provides input regarding the duties and responsibilities of his direct reports and the results of his evaluations of their annual performance. Management also recommends to the compensation committee certain aspects of executive compensation program design, including appropriate financial and non-financial performance goals for use in our incentive plans and additional business and function specific performance goals for executives.

Compensation Consultant

In connection with the IPO, we engaged F.W. Cook as a compensation consultant to provide executive compensation consulting services to help align executive pay with market practices.

Primary Components of our Executive Compensation Program

In 2025, our executive compensation consisted of several compensation elements, as described in the table below:

Component	What the Component Rewards	Purpose of the Component

Base Salary	Core competence of the executive relative to skills, experience and contributions to us.	Provides fixed compensation based on competitive market practice.

Annual Cash Incentive	Contributions toward our achievement of specified financial targets and other key performance criteria.	Provides focus on meeting annual goals that lead to our short- and long-term success.

Equity Awards	Appreciation in the value of our equity based on time and performance vested awards.	Provides retention benefits and rewards executives through achievement of performance goals.

Retirement Benefits	Participation in our 401(k) and profit sharing plans incentivizes employee retirement savings and continued service.	Provides attractive tax-deferred retirement savings vehicles for eligible executives and promotes retention of our executives over a longer-term time horizon.

Welfare Benefits	Executives participate in employee benefit plans generally available to our employees, including medical, health, life insurance and disability plans.	These benefits are part of our broad-based total compensation program.

Additional Benefits and Perquisites	NEOs were provided with a vehicle allowance and unlimited vacation balance.	Consistent with offering our executives a competitive compensation program.

Termination Benefits	Certain NEOs are parties to employment agreements that provide them with certain severance benefits.	These arrangements reward executives for their continued service and subject them to restrictive covenants that protect our interests. Termination benefits are designed to retain executives and provide security for our NEOs so their focus remains on driving our performance.

We have no set policy for allocating pay between the various components of compensation and instead evaluate our executive officers’ compensation opportunities on a case-by-case basis after taking into account the factors described above. To achieve competitive positioning for the annual cash compensation component of our executive compensation program, our compensation committee sets base salaries at a level it believes to be competitive and also places emphasis on annual bonus opportunities because they are more directly linked to our performance. As such, our compensation is focused on fixed pay and performance-based opportunities, while still intending to remain competitive overall. Targeted annual cash bonus opportunities are based on our budgeted financial goals and other factors, which may fluctuate from year to year.

Base Salary

Each NEOs’ base salary level was established prior to 2025 and reflected the terms of their employment agreement or the determination of the compensation committee and was based on a combination of factors, including the executive’s experience and tenure, the executive’s individual performance, our budgeted performance, market factors and changes in responsibility. Our compensation committee does not target base salary at any particular percent of total compensation. Our compensation committee reviews salary levels annually based on these factors and takes into account salary recommendations made by our Chief Executive Officer and other senior members of management.

Our NEOs’ 2025 year-end base salaries were as follows: Mr. Hershman $609,960, Mr. Plotkin $500,000, Mr. Catalano $381,058, Mr. Deters $459,960, Mr. Johnson $369,960 and Mr. Grubb $363,502. In 2025, our compensation committee approved an increase in Mr. Hershman’s base salary for 2025 to $609,960 and an increase in Mr. Deters’ base salary effective July 1, 2025 to $459,960. None of our other NEOs received increases to their base salaries in 2025, other than as a result of the compensation committee electing to phase out auto allowance reimbursement for NEOs in July 2025 and increasing all NEOs’ base salaries by the same amount.

Annual Cash Incentive Plan (ACIP)

Generally, we make annual performance-based cash grants in accordance with the terms of the ACIP and do not grant discretionary cash bonuses to our NEOs. However, from time to time, we may determine to grant one-off cash bonuses in connection with new hires. For example, upon commencement of employment in 2025, Mr. Plotkin was awarded a sign-on cash bonus of $575,000.

Our compensation committee, after taking into account recommendations from our Chief Executive Officer and other senior members of management, considers a combination of the factors used to set the NEOs’ base salary in establishing the annual target bonus opportunities for our NEOs, which vary from year to year, and are governed by the terms of the ACIP. EBITDA, as adjusted, is the primary factor considered for target bonus opportunities for our NEOs. These target bonus opportunities are set annually when our board of managers sets our annual budget. EBITDA is a non-GAAP financial measure that for purposes of the ACIP refers to our EBITDA (earnings before interest, income taxes, depreciation and amortization) as adjusted in a manner that is generally consistent with adjustments that are permitted under our credit agreement. An executive’s target bonus opportunity is a percentage of the executive’s base salary as described below.

No bonus incentive is earned if actual performance falls below 75% of the EBITDA goal for the purpose of the ACIP. The bonus incentive earned increases on a pro rata basis for actual performance between 75% and 100% of such EBITDA goal. Above 100% of such EBITDA goal, the bonus incentive earned increases on a pro rata basis to a maximum of 150% payout at 125% of such EBITDA goal.

The following table summarizes our annual incentive compensation targets and payouts for our NEOs for 2025:

		Bonus Payout % of Salary
Name	Incentive Target of Base Salary (%)	Min (%)	Target (%)	Max (%)
George Hershman	200%	25%	100%	150%
Chad Plotkin	100%	25%	100%	150%
Benjamin Catalano	100%	25%	100%	150%
Kevin Deters	100%	25%	100%	150%
David Grubb, Jr.	100%	25%	100%	150%
Erik Johnson	100%	25%	100%	150%

The target EBITDA in 2025 for purposes of the ACIP was $236.1 million. We achieved $350.3 million or 148% of EBITDA target and annual bonuses were paid as set forth above and in the Summary Compensation Table below.

Pre-IPO Equity-Based Compensation

We view equity-based compensation as an important component of our balanced total compensation program. Equity-based compensation creates an ownership culture among our employees that provides an incentive to contribute to the continued growth and development of our business and aligns interest of executives with those of our stockholders. We have historically not granted equity awards on an annual basis, and instead have granted equity awards periodically at levels designed to encourage retention over the vesting period. Prior to the IPO, we historically granted Class C Units in SOLV Energy Parent Holdings LP either directly to the participant if the participant was not an employee or to SOLV Energy Management Holdings LP if the participant was an employee, and SOLV Energy Management Holdings LP then granted units to our employees that track the Class C Units (the Class C Units of SOLV Energy Parent Holdings LP or the tracking units granted by SOLV Energy Management Holdings LP, as applicable, shall be referred to as “Class C Units”). The Class C Unit grants were generally sized to incentivize employees for a number of years following the date of grant. The Class C Units are intended to constitute “profits interests” for U.S. federal income tax purposes and allow the holders to participate in the increase in value of SOLV Energy Parent Holdings LP from and after the date of grant of such interests, subject to vesting terms. The Class C Units were granted with a “hurdle amount,” which acted similarly to a strike price for a stock option, such that the holder would only participate in distributions in excess of such amount. The “hurdle amount” is satisfied once distributions equal to the hurdle amount are distributed to Class A Units of SOLV Energy Parent Holdings LP outstanding at the time of the grant of such Class C Units.

For certain awards, 50% of each grant of the Class C Units are generally subject to time-based vesting (the “Time Units”) and 50% of each grant of the Class C Units are generally subject to performance-based vesting (the “Performance Units”). The Time Units vest over five years with 20% of the Time Units eligible to vest on each of the first five anniversaries of the vesting start date, with full acceleration upon a Transaction (as defined below), subject to continued service of the grantee on each applicable vesting date. The performance-based component is satisfied based on achievement of annual EBITDA targets over five years, subject to full acceleration upon a Transaction, in all cases subject to continued service on the vesting date. If the EBITDA target for a given year was not achieved but then the cumulative EBITDA target for a later year was achieved, the previously unvested Performance Units would vest. The performance component is also deemed satisfied on the eighth anniversary of the grant date, subject to continued service of the grantee on such date, even if the EBITDA targets were not previously achieved. Vesting of certain of the Time Units and Performance Units is also conditioned upon the attainment of a specified multiple-of-invested capital return (the “MOIC Units”) for certain holders of Class A Units of SOLV Energy Parent Holdings LP. Our compensation committee and board of managers have implemented alternative vesting schedules from time to time, including certain awards of Class C Units that were only subject to time-based vesting over a five year period. Generally all unvested Class C Units are forfeited upon a termination of service and vested Class C Units are forfeited upon a termination of service for cause. Upon termination of employment or service, holders have six months (or nine months if termination was due to death or disability) to convert vested Class C Units to Class A Units by paying the hurdle amount applicable to the vested Class C Units (as may be adjusted for prior distributions, if any). If not converted during the applicable period, vested Class C Units are forfeited.

A “Transaction” for purposes of the discussion of the pre-IPO equity-based compensation means a sale of all or substantially all of the assets of SOLV Energy Parent Holdings LP, a sale of units of SOLV Energy Parent Holdings LP by American Securities, which results in American Securities owning less than 50% of the outstanding equity interests, or any merger or consolidation of SOLV Energy Parent Holdings LP, which results in American Securities owning less than the majority of the voting power of SOLV Energy Parent Holdings LP.

For the purposes of the required tabular disclosure below, we generally reflect Class A Units in “stock” awards columns and Class C Units in “option” awards columns. Refer to the Outstanding Equity Awards at 2025 Year End table below for additional information regarding the equity awards issued to our NEOs.

The Class C Units of SOLV Energy Parent Holdings LP, which, in the case of employees, were held indirectly through SOLV Energy Management Holdings LP, and were converted to vested and unvested common units of SOLV Energy Holdings LLC (which will continue to be held indirectly through SOLV Energy Management Holdings LP in the case of employee holders) as a result of the liquidation of SOLV Energy Parent Holdings LP. The amount of common units of SOLV Energy Holdings LLC received by the holders of Class C Units was based on the relative values of Class A Units and Class C Units of SOLV Energy Parent Holdings LP in connection with the IPO. Vested Class C Units were converted to vested common units of SOLV Energy Holdings LLC (which, for employees, will be held indirectly through SOLV Energy Management Holdings LP). The unvested Class C Units that are Time Units were converted to unvested common units of SOLV Energy Holdings LLC with the same time vesting schedule applicable to the Time Units. The Unvested Class C Units that are Performance Units were converted to common units of SOLV Energy Holdings LLC and treated as if they were Time Units at the time of grant, with time vesting beginning on the original vesting start date of the Time Units, such that a portion of such common units will be vested common units and a portion will be unvested common units, subject to the remaining time vesting schedule that applies to the Time Units.

2026 Equity Incentive Plan

In connection with the IPO, we adopted the 2026 Plan. The 2026 Plan provides flexibility to motivate, attract and retain the service providers who are expected to make significant contributions to our success and allow participants to share in such success. The principal features of the 2026 Plan are summarized below.

Purpose

The purpose of the 2026 Plan is to align the interests of eligible participants with our stockholders by providing incentive compensation tied to the Company’s performance. The intent of the 2026 Plan is to advance the Company’s interests and increase stockholder value by attracting, retaining and motivating key personnel upon whose judgment, initiative and effort the successful conduct of our business is largely dependent.

Awards

The types of awards available under the 2026 Plan include stock options (both incentive and non-qualified stock options), stock appreciation rights (“SARs”), restricted stock awards, restricted stock units (“RSUs”) and stock awards. All awards granted to participants under the 2026 Plan will be represented by an award agreement.

Shares Available

Approximately 7,500,000 shares of Class A common stock as of the closing of the IPO are available for awards under the 2026 Plan. Within the share reserve, the total number of shares of Class A common stock are available for awards of incentive stock options.

The share reserve will be reduced by one share for each share subject to an award. On the first day of each fiscal year of the Company, commencing on the first January 1 following the effective date of the 2026 Plan and ending on (and including) the January 1 immediately following the ninth anniversary of the effective date of the 2026 Plan, the aggregate number of shares that may be issued under the 2026 Plan will automatically be increased by a number equal to 3% of the total number of shares actually issued and outstanding on the last day of the preceding fiscal year; provided, however, that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares.

If any award granted under the 2026 Plan is cancelled, expired, forfeited, or surrendered without consideration or otherwise terminated without delivery of the shares to the participant, then such unissued shares will be returned to the 2026 Plan and be available for future awards under the 2026 Plan.

Shares that are withheld from any award in payment of the exercise, base or purchase price or taxes related to such an award, not issued or delivered as a result of the net settlement of any award, or repurchased by the Company on the open market with the proceeds received upon exercise of a stock option will be deemed to have been delivered under the Plan and will not be returned to the 2026 Plan nor be available for future awards under the 2026 Plan. The payment of dividend equivalents in cash in conjunction with any outstanding award shall not count against the share reserve.

Eligibility

Any employee, officer, non-employee director or any natural person who is a consultant or other personal service provider to the Company or any of its subsidiaries can participate in the 2026 Plan, at the Committee’s (as defined below) discretion. In its determination of eligible participants, the Committee may consider any and all factors it considers relevant or appropriate, and designation of a participant in any year does not require the Committee to designate that person to receive an award in any other year.

Administration

Pursuant to its terms, the 2026 Plan may be administered by the compensation committee of our Board, such other committee of no fewer than two members of the Board who are appointed by the Board to administer the 2026 Plan or the Board, as determined by the Board (such administrator of the 2026 Plan, the “Committee”). The Committee has the power and discretion necessary or appropriate to administer the 2026 Plan, with such powers including, but not limited to, the authority to select persons to participate in the 2026 Plan, determine the terms, conditions and restrictions of all awards, adopt rules for the administration, interpretation and application of the 2026 Plan as are consistent therewith, and interpret, amend or revoke any such rules, modify the terms of awards, accelerate the vesting of awards, and make determinations regarding a participant’s termination of employment or service for purposes of an award. The Committee’s determinations, interpretations and actions under the 2026 Plan are binding on the Company, the participants in the 2026 Plan and all other parties. The 2026 Plan will be administered by our compensation committee. The compensation committee may delegate authority to one or more officers of the Company to grant awards to eligible persons other than members of the Board or who are subject to Rule 16b-3 of the Exchange Act, as permitted under the 2026 Plan and under applicable law.

Award Limit for Non-Employee Directors

No non-employee director may be granted during any calendar year, awards having a fair value (determined on the date of grant) that, when added to all other cash compensation received in respect of service as a member of our Board for such calendar year, exceeds $750,000, provided, however, the independent members of the Board may make exceptions to this limit for a non-executive chair of the Board or for an initial award granted to a non-employee director following his or her appointment to the Board, provided, that the non-employee director receiving such additional compensation may not participate in the decision to award such compensation.

Stock Options

A stock option grant entitles a participant to purchase a specified number of shares of our Class A common stock during a specified term (with a maximum term of ten years from the date of grant) at an exercise price that will not be less than the fair market value of a share as of the date of grant (unless otherwise determined by the Committee).

The Committee will determine the requirements for vesting and exercisability of the stock options, which may be based on the continued employment or service of the participant with the Company for a specified time period, upon the attainment of performance goals and/or such other terms and conditions as approved by the Committee in its discretion. The stock options may terminate prior to the end of the term or vesting date upon termination of employment or service (or for any other reason), as determined by the Committee. Unless approved by our stockholders, the Committee may not take any action with respect to a stock option that would be treated as a “repricing” under the then applicable rules, regulations or listing requirements of the stock exchange on which shares of Class A common stock are listed, or that would result in the cancellation of “underwater” stock options in exchange for cash or other awards, other than in connection with a change in control.

Stock options granted under the 2026 Plan will be either non-qualified stock options or incentive stock options (with incentive stock options intended to meet the applicable requirements under the Code). Stock options are nontransferable except in limited circumstances.

Stock Appreciation Rights

A SAR granted under the 2026 Plan will give the participant a right to receive, upon exercise or other payment of the SAR, an amount in cash, shares of Class A common stock or a combination of both equal to (i) the excess of (a) the fair market value of a share on the date of exercise or payment less (b) the base price of the SAR that the Committee specified on the date of the grant multiplied by (ii) the number of shares as to which such SAR is exercised or paid. The base price of a SAR will not be less than the fair market value of a share of Class A common stock on the date of grant. The right of exercise in connection with a SAR may be made by the participant or automatically upon a specified date or event. SARs are nontransferable, except in limited circumstances.

The Committee will determine the requirements for vesting and exercisability of the SARs, which may be based on the continued employment or service of the participant with the Company for a specified time period or upon the attainment of specific performance goals. The SARs may be terminated prior to the end of the term (with a maximum term of ten years) upon termination of employment or service, as determined by the Committee. Unless approved by our stockholders, the Committee may not take any action with respect to a SAR that would be treated as a “repricing” under the then applicable rules, regulations or listing requirements of the stock exchange on which shares of Class A common stock are listed, or that would result in the cancellation of “underwater” SARs in exchange for cash or other awards, other than in connection with a change in control.

Restricted Stock Awards

A restricted stock award is a grant of a specified number of shares of Class A common stock to a participant, which restrictions will lapse upon the terms that the Committee determines at the time of grant. The Committee will determine the requirements for the lapse of the restrictions for the restricted stock awards, which may be based on the continued employment or service of the participant with the Company over a specified time period, upon the attainment of performance goals, or both.

The participant will have the rights of a stockholder with respect to the shares granted under a restricted stock award, including the right to vote the shares and receive all dividends and other distributions with respect thereto, unless the Committee determines otherwise to the extent permitted under applicable law. If a participant has the right to receive dividends paid with respect to a restricted stock award, such dividends shall not be paid to the participant until the underlying award vests. Any shares granted under a restricted stock award are nontransferable, except in limited circumstances.

Restricted Stock Units

An RSU granted under the 2026 Plan will give the participant a right to receive, upon vesting and settlement of the RSUs, one share per vested unit or an amount per vested unit equal to the fair market value of one share as of the date of determination, or a combination thereof, at the discretion of the Committee. The Committee may grant RSUs together with dividend equivalent rights (which will not be paid until the award vests), and the holder of any RSUs will not have any rights as a stockholder, such as dividend or voting rights, until the shares of Class A common stock underlying the RSUs are delivered.

The Committee will determine the requirements for vesting and payment of the RSUs, which may be based on the continued employment or service of the participant with the Company for a specified time period and also upon the attainment of specific performance goals. RSUs will be forfeited if the vesting requirements are not satisfied. RSUs are nontransferable, except in limited circumstances.

Stock Awards

Stock awards may be granted to eligible participants under the 2026 Plan and consist of an award of, or an award that is valued by reference to, shares of Class A common stock. A stock award may be granted for past employment or service, in lieu of bonus or other cash compensation, as director’s compensation or any other purpose as determined by the Committee, and shall be based upon or calculated by reference to the Class A common stock. The Committee will determine the requirements for the vesting and payment of the stock award, with the possibility that awards may be made with no vesting requirements. Upon receipt of the stock award that consists of shares of Class A common stock, the participant will not have any rights of a stockholder with respect to such shares, including the right to vote and receive dividends, until such time as shares of Class A common stock (if any) are issued to the participant.

Plan Amendments or Termination

The Board may amend, modify, suspend or terminate the 2026 Plan; provided that if such amendment, modification, suspension or termination materially and adversely affects any award, the Company must obtain the affected participant’s consent, subject to changes that are necessary to comply with applicable laws. Certain amendments or modifications of the 2026 Plan may also be subject to the approval of our stockholders as required by SEC and Nasdaq rules or applicable law.

Termination of Service

Awards under the 2026 Plan may be subject to reduction, cancellation or forfeiture upon termination of service or failure to meet applicable performance conditions or other vesting terms.

Under the 2026 Plan, unless an award agreement or employment agreement provides otherwise, if a participant’s employment or service is terminated for cause, or if after termination the Committee determines that the participant engaged in an act that falls within the definition of cause, or if after termination the participant engages in conduct that violates any continuing obligation of the participant with respect to the Company, the Company may cancel, forfeit and/or recoup any or all of that participant’s outstanding awards. In addition, if the Committee makes the determination above, the Company may suspend the participant’s right to exercise any stock option or SAR, receive any payment or vest in any award pending a determination of whether the act falls within the definition of cause (as defined in the 2026 Plan). If a participant voluntarily terminates employment or service in anticipation of an involuntary termination for cause, that shall be deemed a termination for cause.

Right of Recapture

Awards granted under the 2026 Plan may be subject to recoupment in accordance with Section 954 of the Dodd-Frank Act, as well as rules and regulations adopted, or to be adopted, by the SEC and Nasdaq (regarding recoupment of erroneously awarded compensation). The Company has the right to recoup any gain realized by the participant from the exercise, vesting or payment of any award if, within one year after such exercise, vesting or payment (a) the participant is terminated for cause, (b) if after the participant’s termination the Committee determines that the participant engaged in an act that falls within the definition of cause or violated any continuing obligation of the participant with respect to the Company or (c) the Committee determines the participant is subject to recoupment due to a clawback policy.

Performance Goals; Adjustment

The Committee may provide for the performance goals to which an award is subject, or the manner in which performance will be measured against such performance goals, to be adjusted in such manner as it deems appropriate. Such adjustments include, without limitation, adjustments to reflect changes for restructurings, non-operating income, the impact of corporate transactions or discontinued operations, events that are unusual in nature or infrequent in occurrence and other non-recurring items, currency fluctuations, litigation or claim judgements, settlements, and the effects of accounting or tax law changes.

Change in Control

Under the 2026 Plan, in the event of a change in control of the Company, as defined in the 2026 Plan, all outstanding awards shall either be (a) continued or assumed by the surviving company or its parent or (b) substituted by the surviving company or its parent for awards, with substantially similar terms (with appropriate adjustments to the type of consideration payable upon settlement, including conversion into the right to receive securities, cash or a combination of both, and with performance conditions deemed achieved (i) for any completed performance period, based on actual performance, or (ii) for any partial or future performance period, at the target level, unless otherwise provided in an award agreement or employment agreement).

Only to the extent that outstanding awards are not continued, assumed or substituted upon or following a change in control, the Committee may, but is not obligated to, make adjustments to the terms and conditions of outstanding awards, including without limitation (i) acceleration of exercisability, vesting and/or payment immediately prior to, upon or following such event, (ii) upon written notice, provided that any outstanding stock option and SAR must be exercised during a period of time immediately prior to such event or other period (contingent upon the consummation of such event), and at the end of such period, such stock options and SARs shall terminate to the extent not so exercised, and (iii) cancellation of all or any portion of outstanding awards for fair value (in the form of cash, shares of Class A common stock, other property or any combination of such consideration), less any applicable exercise or base price.

If a participant’s employment or service is terminated on or within 24 months following a change in control by the Company without cause or upon other circumstances provided in an award agreement, the unvested portion (if any) of all outstanding awards held by the participant shall immediately vest (and if applicable, become exercisable) and be paid in full upon such termination, with any applicable performance conditions deemed achieved (i) for any completed performance period, based on actual performance or (ii) for any partial or future performance period, at the target level, in each case, as determined by the Committee (unless otherwise provided in an award agreement or employment agreement).

Substitution or Assumption of Awards in Connection with an Acquisition

The Committee may assume or substitute any previously granted awards of an employee, director or consultant of another corporation who becomes eligible by reason of a corporate transaction. The terms of the assumed award may vary from the terms and conditions otherwise required by the 2026 Plan if the Committee deems it necessary. To the extent permitted by law and applicable listing requirements, the assumed or substituted awards will not reduce the total number of shares available for awards under the 2026 Plan.

Adjustments

In the event of any recapitalization, reclassification, share dividend, extraordinary cash dividend, stock split, reverse stock split, merger, reorganization, consolidation, combination, spin-off or other similar corporate event or transaction affecting the shares of Class A common stock, the Committee will make equitable adjustments to (i) the number and kind of shares or other securities available for awards and covered by outstanding awards, (ii) the exercise, base or purchase price or other value determinations of outstanding awards, (iii) other value determination applicable to the 2026 Plan and/or outstanding awards and/or (iv) any other terms of an award affected by the corporate event.

IPO Equity Grants

In connection with the IPO, we granted restricted stock to all employees with at least one year of service with us, with a grant date value of $5,000 based on the IPO price. The restricted stock awards will vest on the third anniversary of the completion of the IPO, subject to continued employment on such date. The individuals who held Class C Units that were converted to common units as described above also received stock options with an exercise price equal to the IPO price to account for the dilution as a result of the conversion. The options will vest in three equal annual installments over the three-year period following the IPO, subject to continued employment through the vesting date.

Equity Award Timing Practice

Although we do not have a formal policy regarding the timing of stock option grants to our NEOs, we do not grant stock options or any other form of equity compensation in anticipation of the release of material, non-public information. Similarly, we do not time the release of material, non-public information based on stock option or other equity award grant dates for the purpose of affecting the value of any NEO award.

Other Benefits and Perquisites

We provide the following benefits to our NEOs on the same basis as other employees:

•	Group medical, dental and vision benefits;

•	Life insurance and accidental death and dismemberment insurance;

•	Short-term and long-term disability insurance;

•	401(k) and Profit Sharing Plans; and

•	Vacation, paid holidays and paid sick days.

In addition, we provide severance protection to certain of our NEOs pursuant to their employment agreements to the extent they have one and certain limited termination-related protections in their equity award agreements. We also provided vehicle allowances to our NEOs in 2025, which program has been discontinued. Our board of managers believes that the costs of providing these perquisites and benefits are reasonable relative to their value to our NEOs. These perquisites are designed to support a market-based total compensation package, which serves our talent attraction and retention objectives. We do not gross up any benefits or perquisites for taxes; executive officers bear that cost.

Retirement Plans

Our NEOs participate along with certain of our other employees and executives in our 401(k) plan. Under our 401(k) plan, we make a matching contribution to certain employees equal to 100% of a participant’s elective deferral contributions up to 3%, and 50% of a participant’s elective deferral contributions of the next 2% of the participant’s pay that vests immediately. Our NEOs also participate along with certain of our employees and executives in our profit sharing plan. Each year, we may contribute a portion of our profits, upon approval by the Board, to each participant’s 401(k) account based on the individual’s annual base salary.

We believe that our retirement programs serve as an important tool to attract and retain our NEOs and other key employees. We also believe that offering a baseline of stable retirement benefits encourages our NEOs to make a long-term commitment to us. We do not adjust the level of retirement benefits based on the value of a NEO’s long-term incentive awards nor do we adjust the level of a NEO’s total direct compensation for a given year in light of the value of retirement benefits.

Employment Agreement with our Chief Executive Officer

We have entered into an employment agreement pursuant to which Mr. Hershman serves as our chief executive officer and president (the “Hershman Employment Agreement”). In addition to base salary, the Hershman Employment Agreement entitles Mr. Hershman to an annual cash target bonus opportunity of 200% of his annual base salary. Mr. Hershman is entitled to reimbursement of all reasonable business expenses incurred in the ordinary course of his duties that are consistent with our policies on travel, entertainment and other business expenses.

If Mr. Hershman is terminated by us without “cause” or for “good reason” (in each case, as defined in the Hershman Employment Agreement), then, subject to his continued compliance with restrictive covenants to which he is subject, his timely execution and non-revocation of a release of claims in our favor and subject to certain exceptions, during the severance period, he is entitled to receive severance payments and benefits consisting of (i) the sum of (A) 12 months of base salary and (B) target annual bonus; (ii) a pro rata portion of the bonus Mr. Hershman would have earned for the year of termination (based on actual performance for such year and provided that the termination date occurs on or after the first day of the third quarter of the fiscal year) (“Pro Rata Bonus”); (iii) up to 18 months of continued participation in our group health plan paid for by us in full for 12 months and with premiums for the last 6 months paid by the Company and Mr. Hershman as if he was an active employee and (iv) any earned but unpaid bonus for any completed bonus year prior to termination (“Prior Year Bonus”).

In the event of Mr. Hershman’s death, he is entitled to receive the Pro Rata Bonus and Prior Year Bonus as well as any insurance benefits payable under any benefit plans (other than any life insurance owned by us, such as key-man life insurance).

In the event of Mr. Hershman’s disability, he is entitled to receive, subject to the execution of a release of claims in our favor, the payments and benefits due upon death as well as 12 months of base salary continuation.

The Hershman Employment Agreement also contains perpetual non-disparagement and non-solicitation and non-hire of employee restrictions for 24 months post-termination, as well as perpetual confidentiality restrictions and provisions related to intellectual property protection.

There are currently no other employment agreements with any of the other NEOs or with our Chief Financial Officer (other than severance agreements described below).

Severance Agreements

We are party to severance agreements with certain NEOs, which provide for severance benefits and payments upon qualifying terminations without cause or resignations for good reason. A summary of the material terms of these severance agreements are set forth below.

We have entered into severance agreements with Messrs. Grubb, Catalano and Plotkin, pursuant to which each is entitled to certain severance payments and benefits upon a qualifying termination (collectively, the “Severance Agreements”). If Messrs. Grubb, Catalano or Plotkin are terminated by us without “cause” or for “good reason” (as defined in the Severance Agreements), then, subject to continued compliance in all material respects with restrictive covenants to which they are bound and the timely execution and non-revocation of a release of claims in our favor, the Severance Agreements provide severance payments and benefits consisting of (i) 12 months continuation of base salary; (ii) a pro rata portion of the bonus each would have earned for the year of termination (based on actual performance for such year), provided that the termination date occurs on or after the first day of the third quarter of the fiscal year; (iii) up to 18 months of continued participation in our group health plan paid for by us in full for 12 months and with premiums for the last 6 months to be paid by the Company and Messrs. Grubb, Catalano or Plotkin, respectively, as if they were active employees; and (iv) any earned but unpaid bonus for any completed bonus year prior to termination.

Pursuant to the Severance Agreements, within 20 days following the termination of Messrs. Grubb, Catalano or Plotkin, we may determine to release them from any restrictive covenant obligations to which they are bound and terminate all severance payments and benefits.

In addition, Messrs. Grubb and Catalano are individually party to restrictive covenant agreements that contain non-disparagement and non-solicitation restrictions (collectively, the “Restrictive Activity Agreements”). Pursuant to the Restrictive Activity Agreements, Messrs. Grubb and Mr. Catalano have agreed to refrain from making or publishing disparaging statements against us for five years post-termination and from soliciting our employees for two years post-termination.

Tax and Accounting Considerations

Tax Considerations

We consider the tax (individual and corporate) consequences of our executive compensation plans when designing the plans. Section 162(m) of the Code limits tax deduction of compensation paid in excess of $1,000,000 per year to NEOs.

Accounting Considerations

We also consider the stock-based compensation expense associated with equity awards to executive officers as part of the expense associated with our overall equity compensation program. We will monitor this expense as we develop our plans and strive to maintain a program that balances the goals of our equity program with the associated expense of the program.

Recovery of Erroneously Awarded Compensation

As required by Nasdaq listing standards, we adopted a policy that requires, subject to certain limited exceptions, the recoupment of erroneously awarded incentive compensation in the event of an accounting restatement resulting from material noncompliance with any financial reporting requirement under the U.S. federal securities laws. In such an event, we will seek to recover the amount of erroneously awarded incentive-based compensation received by current and former executive officers during the three-year fiscal year period prior to the date we are required to prepare an accounting restatement that was in excess of the amount that would have been awarded based on the related financial results, subject to and in accordance with the terms of the policy and applicable law.

Summary Compensation Table

The following table summarizes compensation earned by our NEOs in 2025.

Name and Principal Position(1)	Year	Salary	Bonus(2)	Options(3)	Non-Equity Incentive Plan (Compen- sation)(4)	All Other Compen- sation(5)	Total
George Hershman Chief Executive Officer	2025	$604,980	—	—	$1,815,063	$25,180	$2,445,223
Chad Plotkin Chief Financial Officer	2025	$446,181	$575,000	$2,104,440	$696,575	$12,500	$3,834,696
Benjamin Catalano Former Chief Financial Officer	2025	$369,652	—	—	$555,924	$39,180	$964,756
Kevin Deters Chief Operating Officer	2025	$427,482	—	—	$645,340	$36,645	$1,109,467
David Grubb, Jr. Chief Commercial Officer	2025	$358,107	—	—	$537,845	$36,645	$932,597
Erik Johnson Chief Strategy Officer	2025	$364,565	—	—	$547,531	$39,180	$951,276

(1)	Mr. Catalano served as our Chief Financial Officer until January 27, 2025 and Mr. Plotkin has served as our Chief Financial Officer since January 27, 2025.
(2)	For Mr. Plotkin, amount reflects a discretionary sign-on cash bonus.
(3)

For Mr. Plotkin, amount reflects a discretionary sign-on award of Class C Units, which units are intended to constitute profits interests for U.S. federal income tax purposes, which have certain “option-like features” (although no exercise price) and we reflect as an “option award” for the purposes of the tabular disclosure. Amount reflects the grant date fair value of Class C Units granted to Mr. Plotkin computed in accordance with ASC 718.

(4)	Amounts reflect the short-term cash incentive plan payouts for our NEOs earned in fiscal 2025. See “Primary Components of our Executive Compensation Program—Annual Cash Incentive Plan.”
(5)	Includes auto allowances and 401(k) matching and profit sharing contributions, respectively, as follows:

Name and Principal Position	Year	Auto Allowances	401(k) Matching Contributions	Profit Sharing Contribution	Total
George Hershman	2025	$7,930	—	$17,250	$25,180
Chad Plotkin	2025	$—	$12,500	—	$12,500
Benjamin Catalano	2025	$7,930	$14,000	$17,250	$39,180
Kevin Deters	2025	$5,395	$14,000	$17,250	$36,645
David Grubb, Jr.	2025	$5,395	$14,000	$17,250	$36,645
Erik Johnson	2025	$7,930	$14,000	$17,250	$39,180

The compensation committee of our board of managers elected to phase out auto allowance reimbursement for NEOs in July 2025 and increased all NEOs’ base salaries by the same amount.

Grants of Plan-Based Awards During 2025

The following table sets forth certain information regarding the grant of plan-based awards made in 2025 to our NEOs:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards Target (#)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($)(2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Type of Award	Grant Date	Threshold ($)	Target ($)	Maximum ($)
George Hershman	ACIP	—	302,497	1,209,987	1,814,981	—	—	—	—
Chad Plotkin	ACIP	—	116,096	464,384	696,575	—	—	—	—
	Time Class C Units	01/27/25	—	—	—	—	39,000	N/A	2,104,440
Benjamin Catalano	ACIP	—	92,640	370,558	555,837	—	—	—	—
Kevin Deters	ACIP	—	107,516	430,062	645,093	—	—	—	—
David Grubb, Jr.	ACIP	—	89,634	358,536	537,804	—	—	—	—
Erik Johnson	ACIP	—	91,248	364,994	547,490	—	—	—	—

(1)

The amounts shown in the Threshold column reflect the amount of cash payable if the threshold level of performance is achieved, which is 25% of the target amount shown in the Target column. The amount shown in the Maximum column is 150% of such target amount shown in the Target column.

(2)	See footnote 3 to the Summary Compensation Table and “—Pre-IPO Equity-Based Compensation” for description of Class C Units.
(3)	Represents the grant date fair value of awards granted in 2025 of $53.96 per Time Unit, computed in accordance with ASC 718, excluding forfeiture assumptions.

Outstanding Equity Awards at 2025 Year End

The following table provides information concerning outstanding Class C Units and unvested Class A Units held by our NEOs at December 31, 2025.

		Option Awards(1)				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)(1)	Option Expiration Date(1)	Number of shares or units of stock that have not vested (#)(2)	Market value of shares or units of stock that have not vested ($)(2)
George Hershman
Time Units	03/31/22	20,631.00	5,158.96	N/A	03/31/32	—	—
Performance Units	03/31/22	—	25,789.96	N/A	03/31/32	—	—
MOIC Units	03/31/22	—	17,193.30	N/A	03/31/32	—	—
Chad Plotkin
Time Units	01/27/25	—	39,000.00	N/A	01/27/35	—	—
Benjamin Catalano
Time Units	03/31/22	7,634.00	1,909.31	N/A	03/31/32	—	—
Performance Units	03/31/22	—	9,543.31	N/A	03/31/32	—	—
MOIC Units	03/31/22	—	6,362.20	N/A	03/31/32	—	—
Kevin Deters
Time Units	03/31/24	2,900.00	11,600.00	N/A	03/31/34	—	—
Performance Units	03/31/24	—	14,500.00	N/A	03/31/34	—	—
MOIC Units	03/31/24	—	10,000.00	N/A	03/31/34	—	—
Class A Units	03/31/24	—	—	—	—	2,139.95	$53,498.75
David Grubb, Jr.
Time Units	03/31/22	11,605.00	2,901.46	N/A	03/31/32	—	—
Performance Units	03/31/22	—	14,506.46	N/A	03/31/32	—	—
MOIC Units	03/31/22	—	9,670.98	N/A	03/31/32	—	—
Erik Johnson
Time Units	03/31/22	5,732.00	1,433.38	N/A	03/31/32	—	—
Performance Units	03/31/22	—	7,165.38	N/A	03/31/32	—	—
MOIC Units	03/31/22	—	4,776.92	N/A	03/31/32	—	—

(1)	See footnote 3 to the Summary Compensation Table and “—Pre-IPO Equity-Based Compensation” for description of Class C Units.
(2)	Represents Restricted Class A Units of SOLV Energy Parent Holdings LP, calculated at the IPO price of $25.00 per share.

2025 Options Exercised and Stock Vested

In 2025, 5,157 Time Units, 1,908 Time Units, 2,900 Time Units, 2,901 Time Units and 1,433 Time Units vested for Mr. Hershman, Mr. Catalano, Mr. Deters, Mr. Grubb, Jr. and Mr. Johnson, respectively.

Potential Payments upon Termination or Change in Control

As discussed above under “—Employment Agreement with our Chief Executive Officer” and “—Severance Agreements,” the Hershman Employment Agreement and the Severance Agreements provide for certain severance payments in connection with Messrs. Hershman, Plotkin, Grubb and Catalano’s respective terminations under certain circumstances. Additionally, each of the NEOs’ Class C Unit award agreements provide for the acceleration of vesting of all Class C Units upon the consummation of a “Transaction,” subject to the NEO’s continued employment through such Transaction; provided, that the acceleration of vesting of certain Class C Units is also conditioned upon the achievement of a specified return on invested capital for certain holders of Class A Units of SOLV Energy Parent Holdings LP. A “Transaction” has the meaning described above under “—Pre-IPO Equity-Based Compensation.”

Potential Payment Summary

The table below reflects the amount of compensation payable to our NEOs in the event of termination of the executive’s employment for various reasons or a termination following a change in control. The table does not include amounts payable that would be made to NEOs under benefit plans or employment terms generally available to other salaried employees, such as group life or disability insurance, accrued but unpaid salary or payments under our annual incentive plan, which are earned if the NEO works through the end of the relevant year. In the event of the death or disability of a NEO, the NEO will receive benefits under our disability plan or payments under our life insurance plan, as applicable; provided, that Mr. Hershman will also receive the benefits set forth above under “—Employment Agreement with our Chief Executive Officer.” The payments under our disability plan and life insurance plan are generally available to all employees and are therefore not included in the below table. Other than with respect to the Class C Units described above, we do not provide our NEOs with other payments that are payable on a change in control. The amounts shown assume that a termination of employment and/or a change in control occurred on December 31, 2025.

Name	Payments upon Termination	Termination without Cause & without Change in Control	Termination without Cause following Change in Control
George Hershman	Severance	$609,960	$609,960
	Acceleration of Awards(1)	$1,203,556	$1,203,556
	Health Benefits	$50,401	$50,401

	Total	$1,863,917	$1,863,917

Chad Plotkin	Severance	$500,000	$500,000
	Acceleration of Awards(1)	$975,000	$975,000

	Total	$1,475,000	$1,475,000

Benjamin Catalano	Severance	$396,960	$396,960
	Acceleration of Awards(1)	$445,371	$445,371

	Total	$842,331	$842,331

Kevin Deters	Acceleration of Awards(1)	$955,999	$955,999

	Total	$955,999	$955,999

David Grubb Jr.	Severance	$363,502	$363,502
	Acceleration of Awards(1)	$676,973	$676,973
	Health Benefits	$42,256	$42,256

	Total	$1,082,731	$1,082,731

Erik Johnson	Acceleration of Awards(1)	$334,392	$334,392

	Total	$334,392	$334,392

(1)

Based on 48,142.22 unvested Class C Units, 39,000 unvested Class C Units, 17,814.82 unvested Class C Units, 2,139.95 restricted Class A Units and 36,100 unvested Class C Units, 27,078.90 unvested Class C Units, and 13,375.68 unvested Class C Units held by Mr. Hershman, Mr. Plotkin, Mr. Catalano, Mr. Deters, Mr. Grubb, and Mr. Johnson, respectively, calculated at the IPO price of $25.00 per share.

Director Compensation

The following table sets forth information concerning the compensation of non-employee directors of SOLV Energy Holdings LLC for 2025. Any director who is an employee receives no additional compensation for services as a director or as a member of a committee of our board of managers. We also reimburse our non-employee directors for their travel and other reasonable expenses incurred in attending meetings of our board of managers and committees of the board of managers. We plan to adopt a non-employee director compensation program pursuant to which our non-employee directors will generally be eligible to receive annual cash retainers and equity awards for service on our board of directors and committees thereof.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Total ($)
Kevin S. Penn	—	—	—	—
Michael Sand	—	—	—	—
David Portnoy	—	—	—	—
Adam Abram	75,000	50,000	—	125,000
Steven Lerner	75,000	50,000	—	125,000
Laura Stern	75,000	50,000	—	125,000
William Jackson	75,000	50,000	—	125,000
Nancy Stefanowicz	75,000	50,000	—	125,000
Daniel McQuade	75,000	50,000	—	125,000

(1)	During 2025, directors who were affiliated with American Securities did not receive any fees or other compensation for their services on our board of managers.
(2)

Represents the grant date fair value ($50,000) of awards of Class A Units of SOLV Energy Parent Holdings LP granted to each of Mr. Abram, Mr. Lerner, Ms. Stern, Mr. Jackson, Ms. Stefanowicz and Mr. McQuade during the year ended December 31, 2025.

(3)	As of December 31, 2025, each of Mr. Abram, Mr. Lerner, Ms. Stern, Mr. Jackson, Ms. Stefanowicz and Mr. McQuade held 1,000 Time Units.

Report of the Compensation Committee

The Compensation Committee has discussed and reviewed with management the Compensation Discussion and Analysis for the year ended December 31, 2025 set forth above. Based on this review and discussion, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Annual Report.

This report is respectfully submitted by the Compensation Committee of the Board.

The Compensation Committee

Michael Sand, Chair

Nancy Stefanowicz

Steven Lerner

William Jackson

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2025, we had no equity compensation plans or individual compensation arrangements under which our equity securities were authorized for issuance.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our Class A common stock and Class B common stock for:

•	each person known by us to beneficially own more than 5% of our Class A common stock or our Class B common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

The number of shares beneficially owned by each stockholder as described in this Annual Report is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options, or other rights, including the redemption right described above with respect to each common unit, held by such person that are currently exercisable or will become exercisable within 60 days of March 24, 2026, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. The percentage ownership of each individual or entity is computed on the basis of 112,273,571 shares of our Class A common stock outstanding and 87,141,865 shares of our Class B common stock outstanding. Unless otherwise indicated, the address of all listed stockholders is 16680 West Bernardo Drive, San Diego, CA 92127.

Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

	Class A Common Stock Beneficially Owned		Class B Common Stock Beneficially Owned		Combined Voting Power
Name of beneficial owner	Number	Percentage	Number	Percentage
5% stockholders:
American Securities(1)	91,773,571	79.6%	57,838,430	66.4%	73.9%
Management Holdings(2)	—	—	25,164,146	28.9%	12.4%
Named executive officers and directors:
George Hershman(3)	—	—	4,391,720	5.0%	2.2%
Chad Plotkin(3)	—	—	1,054,094	1.2%	*
Benjamin Catalano(3)	—	—	1,229,448	1.4%	*
Kevin Deters(3)	—	—	1,322,451	1.5%	*
David Grubb, Jr.(3)	—	—	2,812,746	3.2%	1.4%
Erik Johnson(3)	—	—	1,152,596	1.3%	*
Michael Sand(1)	—	—	—	—	—
Kevin S. Penn(1)	—	—	—	—	—
David Portnoy(1)	—	—	—	—	—
J. Adam Abram	—	—	394,012	*	*
Steven Lerner	—	—	190,769	*	*
Laura Stern	—	—	73,559	*	*
William Jackson	—	—	183,039	*	*
Daniel McQuade	—	—	36,874	*	*
Nancy Stefanowicz	—	—	37,994	*	*
All directors and executive officers as a group (19 persons)	—	—	13,275,526	15.2%	6.6%

*	Represents beneficial ownership of less than 1% of our outstanding common stock.
(1)

Includes 52,201 shares of Class A common stock and 14,993,744 LLC Interests owned directly by ASP Endeavor Investco LP (“ASP Investco”), 147,799 shares of Class A common stock and 42,844,686 LLC Interests owned directly by ASP SOLV Aggregator LP (“ASP SOLV Aggregator”) and 91,573,571 shares of Class A common stock owned directly by ASP VIII Alternative Investments Solstice, L.P. (“New ASP”). American Securities Partners VIII(B), L.P. (“Sponsor 1”), ASP VIII Alternative Investments L.P. (“Sponsor 2”) and AS/ASP VIII Co-Investor LLC (“Sponsor 3”) are the owners of partnership interests in ASP Investco and ASP SOLV Aggregator. American Securities Associates VIII, LLC (“AS Associates VIII”) is the general partner of Sponsor 1 and Sponsor 2. American Securities LLC (“AS LLC”) provides investment advisory services to Sponsor 1 and Sponsor 2. ASP VIII SOLV Holdings LP (“Aggregator 1”) and ASP VIII CSE Holdings LP (“Aggregator 2”) are the owners of the partnership interests in New ASP. AS LLC is also the sole stockholder of ASP Manager Corp. (“ASP Manager”), which is the general partner of ASP Investco, ASP SOLV Aggregator, Aggregator 1 and Aggregator 2 and the manager of Sponsor 3. The address for each of the entities described in this footnote is c/o American Securities LLC, 590 Madison Avenue, 38th Floor, New York, NY 10022. By virtue of their affiliation with American Securities, each of Messrs. Penn, Sand and Portnoy may be deemed to have or share beneficial ownership of all the securities beneficially owned by American Securities. Each of Messrs. Penn, Sand and Portnoy expressly disclaims beneficial ownership of such securities, except with respect to the securities in which such individual holds a pecuniary interest or which are held by such individual directly in their individual capacity and not as a result of such individual’s affiliation with American Securities.

(2)

Represents shares of Class B common stock held directly by Management Holdings. Management Holdings is an affiliate of, and controlled by, American Securities. All economic interests in Management Holdings are owned by Management Holders. American Securities does not own any of the economic interests in Management Holdings.

(3)

Represents shares of Class B common stock held directly by Management Holdings and attributable to such individual on a one-for-one basis with their interests in Management Holdings. Such individual is entitled to vote such shares of Class B common stock in accordance with the governing documents of Management Holdings.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following are summaries of certain provisions of our related person agreements and are qualified in their entirety by reference to all of the provisions of such agreements. Because these descriptions are only summaries of the applicable agreements, they do not necessarily contain all of the information that you may find useful. We, therefore, urge you to review the agreements in their entirety. Copies of these agreements have been filed as exhibits to this Annual Report, and are available electronically on the website of the SEC at www.sec.gov.

The Transactions

In connection with the Transactions we engaged in certain transactions with our Sponsor, certain of our directors, executive officers and other persons and entities which became holders of 5% or more of our voting securities upon the consummation of the Transactions.

We used the net proceeds that we received from the IPO to purchase 23,575,000 LLC Interests from SOLV Energy Holdings LLC at a price per LLC Interest equal to the IPO price of our Class A common stock, less the underwriting discounts and commissions.

In turn, we caused SOLV Energy Holdings LLC to use the net proceeds it received from us in connection with the IPO to repay in full approximately $405.6 million of amounts due upon repayment under the Term Loans, and, with respect to the remainder, for general corporate purposes, which could include growth initiatives, including potential merger and acquisition opportunities.

Tax Receivable Agreement

Our organizational structure, commonly referred to as an umbrella partnership-C corporation or an Up-C structure, provides potential future tax benefits to both us and the TRA Participants. The covered tax attributes described below may increase the tax deductions available to us or otherwise be available to reduce our taxable income, and, therefore, may reduce the amount of U.S. federal, state and local tax that we would otherwise be required to pay in the future. In connection with the Transactions, we entered into the Tax Receivable Agreement with the TRA Participants, which provides for the payment by us to the TRA Participants of 85% of the tax benefits, if any, that we actually realize, or we are deemed to realize (calculated using certain assumptions), pursuant to U.S. federal, state and local income tax laws, as a result of (i) our allocable share of tax basis acquired as a result of the acquisition of LLC Interests in connection with the Transactions and increases to such allocable share of tax basis as a result of any future contribution to SOLV Energy Holdings LLC by us or our subsidiaries (except to the extent such contribution is treated as a direct purchase of LLC Interests from another SOLV Energy Holdings LLC member for U.S. federal income tax purposes); (ii) our utilization of certain tax attributes of the Blocker Companies (including net operating losses and the Blocker Companies’ allocable share of tax basis) as a result of the contributions of the Blocker Companies to us; (iii) increases in tax basis of assets of Opco and its subsidiaries or increases in our allocable share of tax basis, in each case, resulting from acquisitions of LLC Interests from Continuing Equity Owners, future redemptions or exchanges (or deemed exchanges in certain circumstances) of LLC Interests for Class A common stock or cash or distributions (or deemed distributions) to a holder of LLC Interests; and (iv) certain tax benefits (such as interest deductions) arising from payments made under the Tax Receivable Agreement. We generally expect to benefit from the remaining 15% of cash tax benefits, if any, that we realize from the covered tax attributes, subject to the discussion in the remainder of this summary. Any payments made by us to the TRA Participants under the Tax Receivable Agreement will generally reduce the amount of cash that might have otherwise been available to us for other uses and for the benefit of all of our stockholders. The IRS may challenge all or part of the validity of any tax basis or other covered tax attributes, and a court could sustain such a challenge. Actual tax benefits realized by us may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including those described in this summary.

The payment obligations under the Tax Receivable Agreement will be obligations of ours and not obligations of SOLV Energy Holdings LLC. For purposes of the Tax Receivable Agreement, the cash tax benefits will be computed by comparing our actual income tax liability to the amount of income taxes that we would have been required to pay had no covered tax attributes existed and had we not entered into the Tax Receivable Agreement. The actual and hypothetical tax liabilities determined in the Tax Receivable Agreement will be calculated using the actual U.S. federal income tax rate in effect for the applicable period and an assumed, weighted-average state and local income tax rate based on apportionment factors for the applicable period (along with the use of certain other assumptions). The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of SOLV Energy Holdings LLC or us by the TRA Participants and will be assignable under certain circumstances.

Although the actual timing and amount of any payments that we may make under the Tax Receivable Agreement will vary, we expect the payments we may be required to make to the TRA Participants could be substantial. Assuming there are no material changes in the relevant tax laws, that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, and that all exchanges or redemptions would occur immediately after the IPO, we would be required to pay approximately $497.0 million over the fifteen-year period from the date of the IPO. However, estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. Thus, the actual amounts we will be required to pay under the Tax Receivable Agreement and the actual amount of tax benefits we will actually recognize may be significantly different from the amounts described above. The actual covered tax attributes, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including:

•

the timing of future redemptions or exchanges—for instance, the increase in any tax deductions (and the availability of any other reduction to our taxable income) will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of SOLV Energy Holdings LLC at the time of each redemption or exchange as well as the amount of tax basis at the time of such redemption or exchange or any subsequent capital contribution to SOLV Energy Holdings LLC by us;

•

the price of shares of our Class A common stock at the time of the redemption or exchange—the increase in any tax deductions, as well as the tax basis increase in other assets, of SOLV Energy Holdings LLC, is directly proportional to the price of shares of our Class A common stock at the time of the redemption or exchange;

•	the extent to which such redemptions or exchanges are taxable—if a redemption or an exchange is not taxable for any reason, increased deductions as a result of Basis Adjustments will not be available;

•

the amount of (and any limitations on) Blocker Companies’ tax attributes—the amount of applicable tax attributes of the Blocker Companies at the time of the contributions of the Blocker Companies to us (and any limitations on the use of such tax attributes) will impact the amount and timing of payments under the Tax Receivable Agreement;

•

changes in tax rates—payments under the Tax Receivable Agreement will be calculated using the actual U.S. federal income tax rate in effect for the applicable period and an assumed, weighted average state and local income tax rate based on apportionment factors for the applicable period, so changes in tax rates will impact the magnitude of cash tax benefits covered by the Tax Receivable Agreement and the amount of payments under the Tax Receivable Agreement; and

•

the amount and timing of our income—we are obligated to pay 85% of the cash tax benefits under the Tax Receivable Agreement as and when realized. If we do not have taxable income, we are generally not required (absent a change of control or circumstances otherwise requiring an early termination payment) to make payments under the Tax Receivable Agreement for a taxable year in which it does not have taxable income because no cash tax benefits will have been realized. However, any covered tax attributes that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in future tax years (or prior years if a carryback is available). The utilization of such tax attributes will result in cash tax benefits that will result in payments under the Tax Receivable Agreement.

There may be a material negative effect on our liquidity if distributions to us by SOLV Energy Holdings LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement after it has paid taxes and other expenses and/or if, as a result of timing discrepancies or otherwise (for example, an early termination or change of control), the payments under the Tax Receivable Agreement exceed the actual cash tax benefits that we realize in respect of the tax attributes subject to the Tax Receivable Agreement. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts will accrue interest until paid by us. Nonpayment for a specified period may constitute a breach of a material obligation under the Tax Receivable Agreement and, therefore, may accelerate payments due under the Tax Receivable Agreement, as described below. The Tax Receivable Agreement requires us to use commercially reasonable efforts to obtain sufficient available funds for the purpose of making payments under the Tax Receivable Agreement and avoid entering into any agreements that could be reasonably anticipated to materially delay the timing of the making of any such payments. We anticipate funding ordinary course payments under the Tax Receivable Agreement from cash flow from operations of Opco, available cash, or available borrowings under any future debt agreements.

Decisions made by us in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations, or other changes in control, may influence the timing and amount of payments we pay to a TRA Participant under the Tax Receivable Agreement. For example, the disposition of assets may accelerate payments under the Tax Receivable Agreement and increase the present value of such payments and the disposition of assets before a redemption or exchange transaction may increase TRA Participants’ tax liability while resulting in a lesser amount of payments under Tax Receivable Agreement.

The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the Tax Receivable Agreement early, certain changes of control occur (as described in more detail below) or we breach any of our material obligations under the Tax Receivable Agreement (unless waived by the TRA Participants’ representative), in which case all obligations generally will be accelerated and due as if we had exercised our right to terminate the Tax Receivable Agreement. In the event of a transaction or occurrence (or series of transactions or occurrences) that would otherwise result in a change of control under the Tax Receivable Agreement (and an acceleration of payments thereunder), the TRA Participants’ representative may elect to treat such transaction or occurrence (or series of transactions or occurrences) as not resulting in a change of control. In that case, payments under the Tax Receivable Agreement will not be accelerated as a result thereof. We may elect to terminate the Tax Receivable Agreement early by making an immediate payment equal to the then present value of the anticipated future cash tax benefits. The then present value of such anticipated future cash tax benefits will be discounted at a rate equal to the lesser of (i) 6.5% per annum and (ii) SOFR (or its successor rate) plus 100 basis points. In determining such anticipated future cash tax benefits, the Tax Receivable Agreement includes several assumptions, including that (i) any LLC Interests that have not been exchanged are deemed exchanged for the market value of the shares of

Class A common stock at the time of termination or change of control, (ii) we will have sufficient taxable income in each future taxable year to fully utilize, and will fully utilize, all potential tax benefits (other than as described in the following clause (iii)), (iii) we will fully utilize loss carryovers or disallowed interest carryovers that were generated by deductions arising from any tax attributes covered by the Tax Receivable Agreement and any covered tax attributes of the Blocker Companies on a pro rata basis over the shorter of the statutory expiration date for such carryovers or the five-year period after the early termination or change in control, (iv) the tax rates for future years will be those specified in the law as in effect at the time of the early termination or change of control and the apportionment factors with respect to state and local taxes will be calculated based on the apportionment factors applicable in the prior taxable year and (v) certain non-amortizable assets are deemed disposed on the fifteen-year anniversary of the applicable exchange, date of the IPO, or date of the Transactions, as applicable (or, if later, the date of the early termination or change of control). As a result of such assumptions, we could be required to make payments under the Tax Receivable Agreement that are greater than 85% of the actual cash tax benefits that we realize in respect of the tax attributes subject to the Tax Receivable Agreement or that are prior to the actual realization, if any, of such future tax benefits. As a result of this, TRA Participants may have interests that diverge from our other stockholders. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity. Changes in law or changes in tax rates following the date of acceleration may also result in payments being made in excess of the future tax benefits, if any.

Payments under the Tax Receivable Agreement will generally be based on the tax reporting positions that we determine. We will not be reimbursed for any payments previously made under the Tax Receivable Agreement if any covered tax attributes (including our allocable share of depreciable and amortizable tax basis, increases in such share of tax basis and any Basis Adjustments upon an exchange or redemption, or the amount of any net operating losses of or tax basis attributable to the Blocker Companies) or the utilization thereof are successfully challenged by the IRS. Such amounts may reduce our future obligations, if any, under the Tax Receivable Agreement; however, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments, if any, we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments from which to net against. The applicable U.S. federal income tax rules are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. Because of this and other factors, in certain circumstances, payments could be made under the Tax Receivable Agreement that are substantially greater than our actual cash tax benefits.

We have full responsibility for, and sole discretion over, all of our and SOLV Energy Holdings LLC tax matters, including the filing and amendment of all tax returns and claims for refund and defense of all tax contests, subject to certain participation and approval rights held by the TRA Participants’ representative. If the outcome of any challenge to all or part of the covered tax benefits we claim would reasonably be expected to adversely affect the rights and obligations of the TRA Participants under the Tax Receivable Agreement in any material respect, then we will not be permitted to settle such challenge without the consent (not to be unreasonably withheld, conditioned or delayed) of the TRA Participants’ representative. The interests of the TRA Participants in any such challenge may differ from or conflict with our interests and your interests, and the TRA Participants may exercise their consent rights relating to any such challenge in a manner adverse to our interests and your interests.

Under the Tax Receivable Agreement, we are required to provide the TRA Participants’ representative, as the agent of the TRA Participants, with a schedule setting forth the calculation of payments that are due under the Tax Receivable Agreement with respect to each taxable year in which a payment obligation arises within one hundred twenty (120) days after the extended due date of our U.S. federal income tax return. Payments under the Tax Receivable Agreement must generally be made within five (5) business days after this schedule becomes final pursuant to the procedures set forth in the Tax Receivable Agreement, although interest on such payments will begin to accrue at a rate of SOFR plus 100 basis points per annum from the due date (without extensions) of such tax return. Any payments that are not timely made under the Tax Receivable Agreement (e.g., as a result of us not having sufficient funds) will generally continue to accrue interest at a rate of SOFR plus 500 basis points per annum until such payments are made (except that, if we did not timely make the payment as a result of having insufficient funds by reason of limitations imposed under any obligations in respect of indebtedness for borrowed money of us or any of our subsidiaries, the interest accrual will be reduced to SOFR plus 100 basis points).

This summary does not purport to be complete and is qualified in its entirety by the provisions of the Tax Receivable Agreement, a copy of which is incorporated by reference as exhibit 10.3 to this Annual Report.

SOLV Energy Holdings LLC Agreements

Prior SOLV Energy Holdings LLC Agreement

The Limited Liability Company Agreement of SOLV Energy Holdings LLC, dated as of August 26, 2021, governed the business operations of SOLV Energy Holdings LLC and defined the relative rights and privileges associated with the existing interests in SOLV Energy Holdings LLC. We refer to this agreement as the “Prior LLC Agreement.” Under the Prior LLC Agreement, SOLV Energy Parent Holdings LP, as sole member of SOLV Energy Holdings LLC, had complete and absolute control of the affairs and business of SOLV Energy Holdings LLC, and all powers necessary, convenient or appropriate for carrying out the purposes and business of SOLV Energy Holdings LLC. In connection with the Transactions, SOLV Energy Parent Holdings LP was merged into SOLV Energy Holdings LLC. Any rights existing under the Prior LLC Agreement continued until the effective time of the SOLV Energy Holdings LLC Agreement, which was adopted in connection with the Transactions, at which time the Continuing Equity Owners continued as members that hold LLC Interests with the respective rights thereunder.

SOLV Energy Holdings LLC Agreement

In connection with the consummation of the Transactions, we, the Blocker Companies (which are our wholly-owned subsidiaries), such other of our subsidiaries holding LLC Interests and the Continuing Equity Owners entered into SOLV Energy Holdings LLC’s amended and restated limited liability company agreement on February 10, 2026, which we refer to as the “SOLV Energy Holdings LLC Agreement.”

•

Managing Member. Under the SOLV Energy Holdings LLC Agreement, a wholly-owned subsidiary of ours became a member and the sole manager of SOLV Energy Holdings LLC (which, in such subsidiary’s capacity as the manager, we refer to for purposes of this section as “SOLV Manager”). As the sole manager, SOLV Manager is able to control all of the business affairs and decision-making of SOLV Energy Holdings LLC without the approval of any other member (other than limited circumstances in which consent or determination of a member or members is required). As such, SOLV Manager through its officers and directors, is responsible for all operational and administrative decisions of SOLV Energy Holdings LLC and daily management of SOLV Energy Holdings LLC’s business. Pursuant to the terms of the SOLV Energy Holdings LLC Agreement, SOLV Manager cannot be removed or replaced as the sole manager of SOLV Energy Holdings LLC except by resignation, which may be given at any time by written notice to the members, subject to the appointment of a new manager by SOLV Manager or, under certain circumstances, by us or our stockholders.

•

Compensation, Fees and Expenses. SOLV Manager is not entitled to compensation for its services as the manager of SOLV Energy Holdings LLC. SOLV Manager is entitled to reimbursement by SOLV Energy Holdings LLC for reasonable, out-of-pocket fees and expenses incurred by itself or us on behalf of SOLV Energy Holdings LLC, including all expenses associated with the Transactions, any subsequent offering or private sale of our Class A common stock, being a public company and maintaining our corporate existence. Management Holdings is also entitled to reimbursement by SOLV Energy Holdings LLC for reasonable, out-of-pocket expenses incurred on behalf of SOLV Energy Holdings LLC or in connection with holding LLC Interests.

•

Distributions. The SOLV Energy Holdings LLC Agreement requires “tax distributions,” as that term is used in the agreement, to be made by SOLV Energy Holdings LLC to its members, except to the extent such distributions would exceed available cash or are otherwise prohibited by law or a credit agreement of ours, SOLV Energy Holdings LLC or our respective subsidiaries. Tax distributions will be made quarterly on a pro rata basis (in accordance with each member’s percentage interest, based on the units held by such member at the time of the applicable tax distribution) to each member of SOLV Energy Holdings LLC, including us, in an amount at least sufficient for both (a) each member to receive an amount equal to its assumed income tax liabilities attributable to SOLV Energy Holdings LLC, based on such member’s allocable share of the taxable income of SOLV Energy Holdings LLC (determined net of available taxable losses allocated to such member for prior taxable years (or portions thereof) beginning on or after the effective date of the agreement and taking into account any adjustments under Section 743(b) of the Code) and the assumed tax rate described below and (b) us to meet our obligations pursuant to the Tax Receivable Agreement. The assumed tax rate for purposes of determining tax distributions will be equal to the highest combined marginal federal, state and local statutory tax rate applicable to an individual or corporation (whichever is higher) resident in New York, New York, including any tax rate imposed under Section 1411 of the Code, determined by taking into account the character of the taxable income or gain allocated to such member. The SOLV Energy Holdings LLC Agreement also allows for cash distributions to be made by SOLV Energy Holdings LLC (subject to SOLV Manager’s sole discretion as the sole manager of SOLV Energy Holdings LLC) to its members on a pro rata basis out of “distributable cash,” as that term is defined in the agreement. We expect SOLV Energy Holdings LLC may make distributions out of distributable cash periodically and as necessary to enable us to cover our operating expenses and other obligations, including our tax liabilities and obligations under the Tax Receivable Agreement, except to the extent such distributions would render SOLV Energy Holdings LLC insolvent or are otherwise prohibited by law, a credit agreement or any of our future debt agreements.

•

Transfer Restrictions. The SOLV Energy Holdings LLC Agreement generally does not permit transfers of its units by members, except for transfers to permitted transferees (which include, among other things, transfers by Management Holdings to Management Holders in connection with a redemption or direct exchange, or to us or any of our subsidiaries), transfers pursuant to the participation right described below and other limited exceptions. The SOLV Energy Holdings LLC Agreement may impose additional restrictions on transfers (including redemptions described below with respect to vested LLC Interests) that are necessary or advisable so that SOLV Energy Holdings LLC is not treated as a “publicly-traded partnership” for U.S. federal income tax purposes. In the event of a permitted transfer under the SOLV Energy Holdings LLC Agreement, such member will be required to simultaneously transfer shares of Class B common stock to such transferee equal to the number of LLC Interests that were transferred to such transferee in such permitted transfer.

The SOLV Energy Holdings LLC Agreement provides that, in the event of a merger or consolidation involving us where, following such transaction, our voting securities immediately prior to such transaction do not continue to represent more than a majority of the voting power of the surviving entity (or its parent), or another specified change of control transaction (each of which we refer to as a “Change of Control Transaction”), that is approved by our board of directors, we may require that each member of SOLV Energy Holdings LLC (other than us and our subsidiaries) redeem all or a portion of such member’s vested LLC Interests and unvested LLC Interests that accelerate in connection with such Change of Control Transaction (together with the cancellation of an equal number of shares of our Class B common stock) for shares of our Class A common stock or economically equivalent cash or securities of a successor entity (with any election as to types of consideration that a holder of shares of Class A common stock shall be entitled to make, if applicable, made available to each member on the same terms as holders of shares of Class A common stock). Any redemption occurring in connection with such a Change of Control Transaction shall be effective immediately prior to, and contingent upon, the consummation of such Change of Control Transaction.

The SOLV Energy Holdings LLC Agreement provides that, in the event that a tender offer, share exchange offer, issuer bid, take-over bid, recapitalization or similar transaction with respect to our Class A common stock, each of which we refer to as a “Pubco Offer”, is approved by our board of directors or otherwise effected or to be effected with the consent or approval of our board of directors, each holder of vested LLC Interests shall be permitted to participate in such Pubco Offer by delivering a participation notice, which shall be effective immediately prior to, and contingent upon, the consummation of such Pubco Offer. If a Pubco Offer is proposed by us, then we are required to use our reasonable best efforts to enable and permit the members to participate in such Pubco Offer in respect of such member’s vested LLC Interests to the same extent as or on an economically equivalent basis with the holders of shares of Class A common stock (without being required to exchange vested LLC Interests or corresponding shares of Class B common stock prior to consummation of such transaction), provided that in no event shall any holder of LLC Interests be entitled to receive aggregate consideration for such vested LLC Interest that is greater than the consideration payable in respect of each share of Class A common stock pursuant to the Pubco Offer.

•

Recapitalization & Units. The SOLV Energy Holdings LLC Agreement reclassified the prior limited liability company interests into a new single class of common units, the LLC Interests, some of which were unvested upon issuance. Unvested LLC Interests are subject to time-based vesting and correspond to unvested common units held by Management Holders through Management Holdings.

•

Maintenance of one-to-one Ratio between Shares of Class A Common Stock and LLC Interests Owned by Us, and one-to-one Ratio between Shares of Class B Common Stock and LLC Interests Owned by Continuing Equity Owners. Except as otherwise determined by SOLV Manager, the SOLV Energy Holdings LLC Agreement requires SOLV Energy Holdings LLC to take all actions with respect to its LLC Interests, including issuances, reclassifications, distributions, divisions or recapitalizations, such that (i) we at all times maintain a ratio of one LLC Interest owned by us and our subsidiaries, collectively, for each share of Class A common stock issued and outstanding, and (ii) SOLV Energy Holdings LLC at all times maintains (a) a one-to-one ratio between the number of shares of Class A common stock issued and outstanding and the number of LLC Interests owned by us and our subsidiaries, collectively, and (b) a one-to-one ratio between the number of shares of Class B common stock issued and outstanding and the number of LLC Interests owned by Continuing Equity Owners and their permitted transferees, collectively. This ratio requirement disregards (i) shares of our Class A common stock issuable pursuant to unvested awards granted under our equity incentive plans and with respect to which an election under Section 83(b) of the Code has not been made, (ii) treasury stock, and (iii) preferred stock or other debt or equity securities (including warrants, options or rights) issued by us that are convertible into or exercisable or exchangeable for Class A common stock or Class B common stock and have not been so converted or exchanged. If we issue, transfer or deliver from treasury stock or repurchase or redeem shares of Class A common stock, we and SOLV Manager have the authority to take, or cause to be taken, all actions such that, after giving effect to all such issuances, transfers, deliveries, repurchases or redemptions, the number of outstanding LLC Interests we and our subsidiaries own, collectively, equals, on a one-for-one basis, the number of outstanding shares of Class A common stock. If we issue, transfer or deliver from treasury stock or repurchase or redeem any of our preferred stock, we and SOLV Manager have the authority to take, or cause to be taken, all actions such that, after giving effect to all such issuances, transfers, deliveries, repurchases or redemptions, we and our subsidiaries, collectively, hold (in the case of any issuance, transfer or delivery) or cease to hold (in the case of any repurchase or redemption), in each case, equity interests in SOLV Energy Holdings LLC which (in SOLV Manager’s good faith determination) are in the aggregate substantially equivalent to our preferred stock so issued, transferred, delivered, repurchased or redeemed. SOLV Energy Holdings LLC is prohibited from undertaking any subdivision (by any split of units, distribution of units, reclassification, recapitalization or similar event) or combination (by reverse split of units, reclassification, recapitalization or similar event) of the LLC Interests that is not accompanied by an identical subdivision or combination of (i) our Class A common stock, to maintain at all times a one-to-one ratio between the number of LLC Interests owned by us and our subsidiaries, collectively, and the number of outstanding shares of our Class A common stock, and (ii) our Class B common stock, to maintain at all times a one-to-one ratio between the number of LLC Interests owned by the Continuing Equity Owners and their permitted transferees, collectively, and the number of outstanding shares of our Class B common stock, as applicable, in each case, subject to exceptions.

If we or any of our subsidiaries holds a material amount of cash (or obligations of SOLV Energy Holdings LLC or its subsidiaries in respect of loans made by us or our subsidiaries thereto) (which we refer to, collectively, as “Excess Assets”) in excess of any monetary obligations we reasonably anticipate, we may, in our sole discretion, take, or cause to be taken, any actions with respect to any such Excess Assets and make, or cause to be made, any corresponding adjustments to our or SOLV Energy Holdings LLC’s respective capitalization as we in good faith determine to be fair and reasonable to our stockholders and the Continuing Equity Owners and their permitted transferees to preserve the one-to-one ratios and intended economic effect and provisions of the SOLV Energy Holdings LLC Agreement (including contributing any such Excess Assets to SOLV Energy Holdings LLC and causing SOLV Energy Holdings LLC to recapitalize its LLC Interests to reflect such contribution and maintain such one-to-one ratios, resulting in a pro rata reduction in the LLC Interests and corresponding shares of our Class B common stock held by the members of SOLV Energy Holdings LLC other than us).

•

Issuance of LLC Interests upon Exercise of Options or Issuance of Other Equity Compensation. Upon the exercise of options issued by us, or the issuance of other types of equity compensation by us (such as the issuance of restricted stock or RSUs, payment of bonuses in stock or settlement of stock appreciation rights in stock, as and if applicable), we will have the right to acquire from SOLV Energy Holdings LLC a number of LLC Interests equal to the number of our shares of Class A common stock being issued in connection with the exercise of such options or issuance of other types of equity compensation. When we issue shares of Class A common stock in settlement of stock options granted to persons that are not officers or employees of SOLV Energy Holdings LLC or its subsidiaries, we will make, or be deemed to make, a capital contribution to SOLV Energy Holdings LLC equal to the aggregate value of such shares of Class A common stock and SOLV Energy Holdings LLC will issue to us a number of LLC Interests equal to the number of shares we issued. When we issue shares of Class A common stock in settlement of stock options granted to persons that are officers or employees of SOLV Energy Holdings LLC or its subsidiaries, then we will make a capital contribution to SOLV Energy Holdings LLC equal to any proceeds received in connection with the exercise of such stock option and SOLV Energy Holdings LLC will issue to us a number of LLC Interests equal to the number of shares of Class A common stock that we issued (with the number of LLC Interests and the number of shares of Class A common stock being reduced to account for the exercise price and applicable taxes in the event of any net settlement of such option). In cases where we grant other types of equity compensation to employees of SOLV Energy Holdings LLC or its subsidiaries, on each applicable vesting date (or any earlier date on which the value of the shares is included in the taxable income of the applicable employee), we will be deemed to have made a capital contribution to SOLV Energy Holdings LLC equal to the value of such shares of Class A common stock and SOLV Energy Holdings LLC will issue to us a number of LLC Interests equal to the number of shares of Class A common stock that we issued (subject to reduction to account for any applicable taxes in the event of any net settlement).

•

Dissolution. The SOLV Energy Holdings LLC Agreement provides that the consent of SOLV Manager, as the manager of SOLV Energy Holdings LLC, and members holding a majority of the LLC Interests (other than us and our subsidiaries) will be required to voluntarily dissolve SOLV Energy Holdings LLC. In addition to a voluntary dissolution, SOLV Energy Holdings LLC will be dissolved upon the entry of a decree of judicial dissolution or other circumstances in accordance with Delaware law. Upon a dissolution event, the proceeds of a liquidation will be distributed in the following order: (i) first, to pay debts and liabilities owed to creditors of SOLV Energy Holdings LLC, other than members, including expenses incurred in connection with liquidations;

(ii) second, to pay debts and liabilities owed to members, other than payments or distributions owed to members in their capacity as such; and (iii) third, to the members pro-rata with respect to LLC Interests in accordance with their respective percentage ownership interests in SOLV Energy Holdings LLC (as determined based on the number of LLC Interests held by a member relative to the aggregate number of all outstanding LLC Interests).

•

Confidentiality. Each member (other than us and any of our subsidiaries that are members) agrees to maintain the confidentiality of our and SOLV Energy Holdings LLC’s confidential information. This obligation excludes information independently developed by the members, information that is in the public domain or otherwise disclosed to a member, in either such case not in violation of the SOLV Energy Holdings LLC Agreement or a confidentiality obligation owed to SOLV Energy Holdings LLC, or information approved for release by written authorization of certain designated officers of either us or SOLV Energy Holdings LLC.

•

Indemnification. The SOLV Energy Holdings LLC Agreement provides for indemnification of members and their affiliates, SOLV Manager (as manager) and its officers, directors, employees and other agents and officers, directors, employees and other agents of SOLV Energy Holdings LLC, subject to specified exceptions.

•

Common Unit Redemption Right. The SOLV Energy Holdings LLC Agreement provides a redemption right to each member (other than us and any of our subsidiaries that are members) on a quarterly basis (subject to certain limitations) and at other times under certain permitted circumstances, which entitles such member to have its vested LLC Interests redeemed for, at our election (as determined by our board of directors), newly-issued shares of our Class A common stock on a one-for-one basis or, only to the extent we have sufficient available cash from a follow-on offering or secondary offering, a cash payment equal to the price per share of our Class A common stock, net of underwriting discounts and/or commissions, sold in such substantially contemporaneous offering for each vested LLC Interest so redeemed, in each case in accordance with the terms of the SOLV Energy Holdings LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such vested LLC Interests. Each member (other than, prior to the Management Elective Redemption Date, Management Holders holding through Management Holdings) may exercise such redemption right, subject to certain exceptions and reasonable timing procedures, for as long as their vested LLC Interests remain outstanding. SOLV Manager has the right to permit (subject to American Securities’ consent prior to the Management Elective Redemption Date) unvested LLC Interests to be redeemed or exchanged. In connection with the exercise of the redemption or exchange of LLC Interests (i) members will be required to surrender a number of shares of our Class B common stock equal to the number of LLC Interests so redeemed or exchanged, which shares will be transferred to us (if not transferred directly to us in a direct exchange) and will be cancelled for no consideration and (ii) all redeeming members will surrender such LLC Interests to SOLV Energy Holdings LLC for cancellation (if not transferred directly to us in a direct exchange).

If at any time prior to the Management Elective Redemption Date, members affiliated with American Securities (other than Management Holdings) exercise a redemption right with respect to LLC Interests, Management Holdings (through which Management Holders own LLC Interests) is required to redeem or exchange a percentage of its vested LLC Interests corresponding to the percentage of vested LLC Interests redeemed or exchanged by such American Securities members, collectively, relative to the total number of such American Securities members’ vested LLC Interests (for purposes of this section, we refer to such corresponding mandatory redemption as a “Management Co-Redemption”). A Management Co-Redemption shall, in all instances until the Management Elective Redemption Date, occur at the same time and on the same terms (other than, for the avoidance of doubt, any differences in rights received under the Tax Receivable Agreement) as the American Securities members’ redemption or direct exchange. Until the Management Elective Redemption Date, Management Holdings (and thus indirectly the Management Holders owning interests in such entity) is not entitled to exercise a redemption right independently of a Management Co-Redemption. Following the Management Elective Redemption Date, Management Holders, through Management Holdings, will have the same rights and limitations as other members in exercising the redemption or exchange of vested LLC Interests, in accordance with the terms of the SOLV Energy Holdings LLC Agreement.

Each member’s redemption rights are subject to certain customary limitations, including the expiration of any contractual lock-up period relating to the shares of our Class A common stock that may be applicable to such member and the absence of any liens or encumbrances on such LLC Interests redeemed. Additionally, unless otherwise agreed by the redeeming member, in the event we elect a cash settlement, such member may rescind its redemption request within a specified period of time under certain circumstances. Moreover, in the case of a settlement in Class A common stock, such member may condition its redemption on the closing of a purchase by another person (whether in an underwritten offering or otherwise) of the shares of Class A common stock that may be issued in connection with such proposed redemption. In the case of a settlement in Class A common stock, such member (unless otherwise agreed by the redeeming member) may also revoke or delay its redemption request if the following conditions exist: (i) any registration statement pursuant to which the resale of the Class A common stock to be registered for such member at or immediately following the consummation of the redemption shall have ceased to be effective pursuant to any action or inaction by the SEC or no such resale registration statement has yet become effective; (ii) we failed to cause any related prospectus to be supplemented by any required prospectus supplement necessary to effect such redemption; (iii) we exercised our right to defer, delay or suspend the filing or effectiveness of a registration statement and such deferral, delay or suspension shall affect the ability of such member to have its Class A common stock registered at or immediately following the consummation of the redemption; (iv) such member is in possession of any material non-public information concerning us, the receipt of which results in such member being prohibited or restricted from selling Class A common stock at or immediately following the redemption without disclosure of such information (and we do not permit disclosure); (v) any stop order relating to the registration statement pursuant to which the Class A common stock was to be registered by such member at or immediately following the redemption shall have been issued by the SEC; (vi) there shall have occurred a material disruption in the securities markets generally or in the market or markets in which the Class A common stock is then traded; (vii) there shall be in effect an injunction, a restraining order or a decree of any nature of any governmental entity that restrains or prohibits the redemption; (viii) we shall have failed to comply in all material respects with our obligations under the Registration Rights Agreement, and such failure shall have affected the ability of such member to consummate the resale of the Class A common stock to be received upon such redemption pursuant to an effective registration statement; or (ix) the redemption date would occur three business days or less prior to, or during, a black-out period.

The SOLV Energy Holdings LLC Agreement requires that in the case of a redemption by a member, we contribute cash or shares of our Class A common stock, as applicable, to SOLV Energy Holdings LLC in exchange for a number of newly-issued LLC Interests that will be issued to us equal to the number of vested LLC Interests redeemed from the redeeming member. SOLV Energy Holdings LLC will then distribute the cash or shares of our Class A common stock, as applicable, to such member to complete the redemption. In the event of a redemption election by a member, we may, at our option, instead effect a direct exchange by us of cash or our Class A common stock, as applicable, for such vested LLC Interests in lieu of such a redemption. Whether by redemption or exchange, we are obligated to ensure that at all times the number of LLC Interests that we own equals the number of our outstanding shares of Class A common stock (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

•

Company Redemption Right. The SOLV Energy Holdings LLC Agreement provides that we have the right under certain circumstances to cause a mandatory redemption or exchange of all outstanding LLC Interests (other than the LLC Interests we and our subsidiaries own), including the right, if certain conditions are met, to cause a mandatory redemption or exchange of all outstanding LLC Interests held by any member that holds less than 1% of the LLC Interests then outstanding (excluding LLC Interests we and our subsidiaries hold).

•

Amendments. In addition to certain other requirements and certain exceptions, the consent of SOLV Manager, as manager, and the consent of members holding a majority of the LLC Interests then outstanding (excluding LLC Interests held by us and our subsidiaries) is generally required to amend or modify the SOLV Energy Holdings LLC Agreement.

Management Consulting Agreements

Prior to the completion of the CS Merger, American Securities was party to separate management consulting agreements with each of CS Energy (the “CS Consulting Agreement”) and SOLV (the “SOLV Consulting Agreement” and together with the CS Consulting Agreement, the “Consulting Agreements”), pursuant to which American Securities agreed to provide certain management and legal services to each of CS Energy and SOLV in exchange for an aggregate annual fee of $3.0 million in equal quarterly cash installments, plus reimbursable expenses. In connection with the CS Merger, the CS Consulting Agreement was terminated and the SOLV Consulting Agreement was amended to increase the annual fee to $3.0 million, payable in equal quarterly cash installments. Payments made, including reimbursable expenses, to American Securities under the Consulting Agreements as of December 31, 2025 amounted to $3.5 million and during the years ended December 31, 2024 and 2023 amounted to $3.1 million and $3.1 million, respectively. The SOLV Consulting Agreement was terminated in connection with the consummation of the Transactions.

Registration Rights Agreement

In connection with the IPO we entered into a Registration Rights Agreement on February 10, 2026 (the “Registration Rights Agreement”) with certain of the Continuing Equity Owners. The Registration Rights Agreement provides certain of the Continuing Equity Owners and the Blocker Shareholders with “demand” registration rights whereby, at any time after 180 days following the IPO and the expiration of any related lock-up period, such Continuing Equity Owners and the Blocker Shareholders, as applicable, can require us to register under the Securities Act the offer and sale of shares of Class A common stock issuable to them, at our election, upon redemption or exchange of their LLC Interests. The Registration Rights Agreement also provides for customary “piggyback” registration rights for all parties to the agreement.

Related Person Transactions

Our board of directors adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification by the Audit Committee of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or series of transactions or arrangements in which we participate (whether or not we are a party) and a related person has or will have a direct or indirect material interest in such transaction. A related person includes (i) our directors, director nominees or executive officers, (ii) any 5% record or beneficial owner of our common stock or (iii) any immediate family member of the foregoing. In reviewing and approving any related person transaction, the Audit Committee is tasked to consider all of the relevant facts and circumstances, and consideration of various factors enumerated in the policy.

Unit Redemption and Loan Agreement

On December 20, 2025, SOLV Energy Parent Holdings LP redeemed the units held by a minority investor for $112.5 million. In connection with the redemption, SOLV Energy, LLC entered into the AS Loan Agreement, with the AS Loan Parties. Pursuant to the AS Loan Agreement the AS Loan Parties agreed to provide a commitment of up to $115.0 million in exchange for a commitment fee of $110,000. The AS Loan Agreement terminated upon the closing of The IPO. The redemption was funded in January 2026 using cash on hand distributed upstream to SOLV Energy Parent Holdings LP from SOLV Energy, LLC.

Director Independence

For information on director independence, see “Item 10. Directors, Executive Officers and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table summarizes the fees, including out-of-pocket costs, of Ernst & Young LLP (“E&Y”), our independent registered public accounting firm for the years ended December 31, 2025 and December 31, 2024.

	Year Ended
	December 31, 2025	December 31, 2024
Audit Fees(1)	$4,869,725	$1,745,657
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees	$4,869,725	$1,745,657

(1)

Audit fees consist of the aggregate fees invoiced or expected to be invoiced for the audit of our consolidated financial statements, the review of the unaudited interim financial statements included in our Registration Statement in connection with our IPO, and other professional services provided in connection with statutory and regulatory filings or engagements, including comfort letters, consents, assistance with and review of documents filed with the SEC, and other attest services that generally only an independent auditor can provide.

(2)

Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees, such as due diligence related to mergers and acquisitions, benefit plan audits, internal control reviews, etc. There were no audit-related fees incurred in 2025.

(3)	Tax fees consist of fees for tax compliance, tax advice, and tax planning.
(4)

All other fees include products or services provided by our principal accountant, other than services reported in audit fees, audit-related fees, and tax fees. There were no other fees incurred in 2025.

Audit Committee Pre-Approval Policy and Procedures

Our Audit Committee has adopted a pre-approval policy, pursuant to which the Audit Committee may pre-approve audit and permissible non-audit and tax services provided to the Company by its independent auditor, except where pre-approval is not required because such non-audit services are de minimis under the rules of the SEC, in which case subsequent approval may be obtained. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to pre-approve audit and permissible non-audit services, provided such pre-approval decision is presented to the full Audit Committee at its scheduled meetings.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

A.1. Financial Statements

See “Item 8. Financial Statements and Supplementary Data.”

A.2. Financial Statement Schedules

All schedules are omitted as the information is not required or is otherwise furnished.

A.3. Exhibits

The exhibits listed below are incorporated herein by reference to prior SEC filings by the Registrant or are included as exhibits in this Form 10-K.

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of SOLV Energy, Inc.

3.2	Amended and Restated Bylaws of SOLV Energy, Inc.

4.1*	Description of Securities Registered Pursuant to Section 12 of the Exchange Act.

4.2	Specimen Stock Certificate evidencing the shares of Class A common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed on January 23, 2026).

10.1^	Credit Agreement, dated as of February 12, 2026, by and among SOLV Energy Intermediate Holdings LLC, SOLV Energy Acquisition LLC, the lenders party thereto and the other parties specified therein and KeyBank National Association, as administrative agent (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on February 12, 2026).

10.2^	Amended and Restated SOLV Energy Holdings LLC Agreement, dated February 10, 2026, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 12, 2026).

10.3	Tax Receivable Agreement, dated as of February 10, 2026, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 12, 2026).

10.4	Registration Rights Agreement, dated as of February 10, 2026, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 12, 2026).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed on January 16, 2026).

10.6+	Employment Agreement, dated September 10, 2021, by and between SOLV, Inc. (predecessor to SOLV Energy, LLC), ASP SRE Holdings LP, and George Hershman (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed on January 16, 2026).

10.7+	Restricted Activities Agreement, dated as of September 10, 2021, by and between ASP SRE Holdings LP and Dave Grubb, Jr. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, filed on January 16, 2026).

Exhibit Number	Description

10.8+	Restricted Activities Agreement, dated as of September 10, 2021, by and between ASP SRE Holdings LP and Benjamin Catalano (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed on January 16, 2026).

10.9+	Severance Agreement, dated as of September 10, 2021, by and between SOLV, Inc. (predecessor to SOLV Energy, LLC) and Dave Grubb, Jr. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed on January 16, 2026).

10.10+	Severance Agreement, dated as of September 10, 2021, by and between SOLV, Inc. (predecessor to SOLV Energy, LLC) and Benjamin Catalano (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on January 16, 2026).

10.11+	Severance Agreement, dated as of January 29, 2025, by and between SOLV Energy, LLC and Chad Plotkin (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, filed on January 16, 2026).

10.12+	SOLV Energy, Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on February 11, 2026).

10.13+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, filed on January 16, 2026).

10.14+	Form of Option Award Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, filed on January 16, 2026).

19.1*	Insider Trading Policy of SOLV Energy, Inc.

21.1*	List of Subsidiaries of SOLV Energy, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signatures page of this Annual Report).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*+	Clawback Policy of SOLV Energy, Inc.

(+)	Management contract or compensatory plan or arrangement.
(*)	Filed herewith.
(**)	Furnished herewith.
(^)	Certain schedules and exhibits have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC on request.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2026	SOLV ENERGY, INC.

	By:	/s/ George Hershman
Name: George Hershman
Title: Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George Hershman and Chad Plotkin, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Hershman	Chief Executive Officer and Director	March 25, 2026
George Hershman	(Principal Executive Officer)

/s/ Chad Plotkin	Chief Financial Officer	March 25, 2026
Chad Plotkin	(Principal Financial Officer)

/s/ Ron Stark	Senior Vice President, Controller and Principal Accounting Officer	March 25, 2026
Ron Stark	(Principal Accounting Officer)

/s/ Kevin S. Penn	Chair of the Board of Directors	March 25, 2026
Kevin S. Penn

/s/ Michael Sand	Director	March 25, 2026
Michael Sand

/s/ David Portnoy	Director	March 25, 2026
David Portnoy

/s/ J. Adam Abram	Director	March 25, 2026
J. Adam Abram

/s/ Steven Lerner	Director	March 25, 2026
Steven Lerner

/s/ Laura Stern	Director	March 25, 2026
Laura Stern

/s/ William Jackson	Director	March 25, 2026
William Jackson

/s/ Daniel McQuade	Director	March 25, 2026
Daniel McQuade

/s/ Nancy Stefanowicz	Director	March 25, 2026
Nancy Stefanowicz