Form 10-K/A
period 2025-12-31
SOLV Energy, Inc.
filed 2026-03-26
CIK 2065636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

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

(858) 251-4888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, par value of $0.0001 per share	The Nasdaq Stock Market LLC	MWH

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

Number of shares of the Registrant’s Class A Common Stock as of March 24, 2026: 115,348,571 shares

Number of shares of the Registrant’s Class B Common Stock as of March 24, 2026: 87,141,865 shares

EXPLANATORY NOTE

SOLV Energy, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities Exchange Commission (the “SEC”) on March 25, 2026 (the “Original Form 10-K”) solely for the purpose of filing a revised Consent of Independent Registered Public Accounting Firm on Exhibit 23.1 (the “E&Y Consent”) to include the conformed signature from Ernst & Young LLP, the Company’s independent registered public accounting firm, which due to an administrative error, was inadvertently omitted from the version of the E&Y Consent attached to the Original Form 10-K filed with the SEC. The signed E&Y Consent was delivered prior to the filing of the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify, amend, or update in any way the financial position, results of operations, cash flows, or other disclosure in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and with the filings with the SEC subsequent to the Original Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

A.3. Exhibits

The following is a list of all exhibits filed as part of this amended Amendment No. 1:

Exhibit Number	Description

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2026	SOLV Energy, Inc.

	By:	/s/ Chad Plotkin
Name: Chad Plotkin
Title: Chief Financial Officer