Form 10-Q
period 2026-03-31
SOLV Energy, Inc.
filed 2026-05-13
CIK 2065636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
___________
to ___________
Commission File Number:
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of ‘large accelerated filer’, ‘accelerated filer’, ‘smaller reporting company’, and ‘emerging growth company’ in Rule
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
of the Exchange Act). Yes ☐ No ☑
Number of shares of the Registrant’s Class A Common Stock as of May
8
, 2026: 115,348,571 shares
Number of shares of the Registrant’s Class B Common Stock as of May
8
, 2026: 87,046,962
shares

SOLV Energy, Inc.

FORM 10-Q

For the Three Months Ended March 31, 2026

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995, which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to any historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “outlook,” “potential,” “project,” “projection,” “plan,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other similar expressions. You should evaluate all forward-looking statements made in this press release in the context of the risks and uncertainties disclosed herein, in our Annual Report on Form 10-K, including “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our other filings with the Securities and Exchange Commission (the “SEC”), accessible on the SEC’s website at www.sec.gov and the Investors Relations section of the Company’s website at https://investors.solvenergy.com/financial-information/sec-filings. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

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

•	Backlog may not be realized or may not result in profits and may not accurately represent future revenue;

•	The imposition of additional duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other governments;

•	our results of operations may vary significantly from quarter to quarter;

•	The reduction, elimination or expiration of government incentives for, or regulations mandating the use of, renewable energy and battery storage specifically;

•	Limitations on the availability or an increase in the price of materials, equipment and subcontractors that we and our customers depend on to complete and maintain projects;

•

Our business is labor-intensive, and we may be unable to attract and retain qualified employees or we may incur significant costs in the event we are unable to efficiently manage our workforce or the cost of labor increases;

•	The loss, or reduction in business from, certain significant customers;

•	Many of our contracts may be canceled or suspended on short notice or may not be renewed upon completion or expiration, and we may be unsuccessful in replacing our contracts;

•	We may fail to adequately recover on contract modifications against project owners for payment or performance;

•	The nature of our business exposes us to potential liability for warranty, engineering and other related claims;

•	During the ordinary course of our business, we are subject to lawsuits, claims and other legal proceedings, as well as bonding claims and related reimbursement requirements;

•	We can incur liabilities or suffer negative financial or reputational impacts relating to health and safety matters;

•	Disruptions to our information technology systems or our failure to adequately protect critical data, sensitive information and technology systems;

•

We have identified material weaknesses in our internal control over financial reporting and if our remediation of the material weaknesses is not effective, or if we otherwise fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations;

•	Any deterioration in the quality or reputation of our brands, which can be exacerbated by the effect of social media or significant media coverage;

•	The loss of, or our inability to attract or keep, key personnel could disrupt our business;

•	Our inability to successfully execute our acquisition strategy;

•	We may be unable to compete for projects if we are not able to obtain surety bonds, letters of credit or bank guarantees;

•

We are generally paid in arrears for our services and may enter into other arrangements with certain of our customers, which could subject us to potential credit or investment risk and the risk of client defaults;

•	Insurance and claims expenses, as well as the unavailability or cancellation of third-party insurance coverage;

•	Our business and results of operations are subject to physical risks including those associated with climate change;

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

•	Our unionized workforce and related obligations;

•	Our inability to maintain, protect or enforce our rights in intellectual property;

•

We may be subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies;

•	We use artificial intelligence technologies in our business, and the deployment, use, and maintenance of these technologies involve significant technological and legal risks;

•	Negative macroeconomic conditions and industry-specific market conditions;

•

Fluctuations in economic, political, financial, industry and market conditions on a regional, national or global basis, including as a result of, among other things, inflationary pressure that impacts our costs associated with labor, equipment and materials, increased interest rates, default or threat of default by the U.S. federal government with respect to its debt obligations, U.S. government shutdowns, natural disasters and other emergencies (e.g., wildfires, weather-related events or pandemics), deterioration of global or specific trade relationships, or acts of war, including but not limited to conflicts in the Middle East, geopolitical conflicts and political unrest;

•	Projects in our industry can have long sales cycles requiring significant upfront investment of resources;

•	Our revenues and profitability can be negatively impacted if our customers encounter financial difficulties or file for bankruptcy or disputes arise with our customers;

•	The highly competitive nature of our business;

•	Technological advancements in other forms of power generation could negatively affect our business;

•	Regulatory requirements applicable to our industry and changes in current and potential legislative and regulatory initiatives may adversely affect demand for our services;

•	The unavailability, reduction or elimination of government and economic incentives;

•

We are subject to complex federal, state and other environmental, health and safety laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities;

•	We are subject to various specific regulatory regimes and requirements that could result in significant compliance costs and liabilities;

•	Any actual or perceived failure to comply with new or existing laws, regulations or other requirements relating to the privacy, security and processing of personal information;

•	Changes in tax laws or our tax estimates or positions;

•	Failure to comply with anti-corruption, anti-bribery and/or international trade laws;

•	Violations of export control and/or economic sanctions laws and regulations to which we are subject and changes to U.S. foreign trade and tariff policies;

•	Immigration laws, including our inability to verify employment eligibility;

•	Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	Our failure to comply with the covenants contained in the credit agreement could result in an event of default that could cause repayment of our debt to be accelerated;

•

We may incur substantial additional indebtedness in the future and may not be able to generate sufficient cash to service such indebtedness, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful; and

•	The expenses that are required in order to operate as a public company could be material.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Quarterly Report, our most recent Annual Report on Form 10-K and our other filings with the SEC. Any forward-looking statement made by us in this Quarterly Report speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Certain Definitions

Unless otherwise specified or the context requires otherwise in this Quarterly Report, all references to:

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

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

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

•

“Tax Receivable Agreement” refers to the Tax Receivable Agreement, dated February 10, 2026, entered into by and among SOLV Energy, Inc., SOLV Energy Holdings LLC, the Continuing Equity Owners, the Blocker Shareholders and the other persons from time to time that may become a party thereto (collectively, the “TRA Participants”) in connection with the IPO, pursuant to which, among other things, SOLV Energy, Inc. is required to pay to the TRA Participants 85% of the tax benefits, if any, that it realizes, or is deemed to realize, as a result of certain tax benefits covered by the Tax Receivable Agreement as described in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Presentation of Financial Results

This Quarterly Report includes certain historical consolidated financial information and other data for SOLV Energy Holdings LLC. Concurrent with the completion of the IPO, SOLV Energy, Inc. became the new parent holding company of SOLV Energy Holdings LLC and its subsidiaries. As SOLV Energy, Inc. did not have any previous operations prior to the IPO, SOLV Energy Holdings LLC is viewed as the accounting predecessor of SOLV Energy, Inc.

Certain monetary amounts, percentages and other figures included in this Quarterly Report have been subject to rounding adjustments. Percentage amounts included in this Quarterly Report have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Quarterly Report may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Quarterly Report. Certain other amounts that appear in this Quarterly Report may not sum due to rounding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SOLV Energy, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts, unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Cash and cash equivalents	$384,911	$394,876
Accounts receivable, net	285,039	269,044
Contract assets	157,875	156,744
Capitalized project development costs	13,297	17,734
Prepaid and other current assets	105,528	60,887

Total current assets	946,650	899,285
Property and equipment, net	116,137	106,383
Operating lease right-of-use assets	7,598	8,010
Goodwill	429,035	429,279
Intangible assets, net	347,511	362,390
Deferred tax assets	101,302	—
Other long-term assets	8,373	10,925

Total assets	$1,956,606	$1,816,272

LIABILITIES AND STOCKHOLDERS’/MEMBERS’ EQUITY
Accounts payable and accrued expenses	$524,898	$562,218
Contract liabilities	346,295	308,619
Current portion of equipment financing	6,617	6,526
Current portion of lease liabilities	14,461	12,978
Current portion of long-term debt	—	2,498

Total current liabilities	892,271	892,839
Term debt, long term	—	391,988
Equipment financing, long-term	19,703	21,317
Lease liabilities, long-term	39,742	36,559
Tax receivable agreement	172,344	—
Other long-term liabilities	21,322	18,344

Total liabilities	1,145,382	1,361,047
Commitments and Contingencies - See Note 12
Member’s equity:
Total member’s equity	—	550,334
Stockholders’ equity:
Class A common stock, $0.0001 par value; 1,250,000,000 shares authorized, 115,348,571 shares issued and outstanding	12	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized, 87,128,137 shares issued and outstanding	9	—
Additional paid-in capital	455,857	—
Accumulated deficit	(23,358)	(98,139)

Total stockholders’ equity to SOLV Energy, Inc.	432,520	(98,139)
Non-controlling interest	378,704	3,030

Total members’/stockholders’ equity	811,224	455,225

Total liabilities and stockholders’/member’s equity	$1,956,606	$1,816,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLV Energy, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$676,805	$407,847
Cost of revenue	557,732	348,748

Gross profit	119,073	59,099
Selling, general and administrative expenses (including non-cash compensation expense of $ 59,560 and $ 712 for the three months ended March 31, 2026 and 2025, respectively)	111,375	36,070
Amortization expense	14,879	13,768

Total operating expenses	126,254	49,838

Operating income (loss)	(7,181)	9,261
Loss on debt extinguishment	10,688	-
Interest expense	6,897	12,691
Interest income	(1,450)	(3,272)
Other (income) loss, net	(68)	82

Loss before income taxes	(23,248)	(240)
Income tax expense	4,166	262

Net loss	$(27,414)	$(502)
Less: net income (loss) attributable to non-controlling interests and LLC members prior to IPO	(4,056)	212

Net loss attributable to SOLV Energy, Inc.	$(23,358)	$(714)

	Period from February 12, 2026 to March 31, 2026
Net loss per share:
Basic	$(0.20)
Diluted	$(0.20)
Weighted average shares outstanding:
Basic	115,348,571
Diluted	115,348,571
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLV Energy, Inc.
Condensed Consolidated Statements of Changes
of
Stockholders’/Member’s Equity
(in thousands,
unaudited
)

	SOLV Energy Holdings LLC Member’s Equity (Prior to the Transactions)			SOLV Energy, Inc. Stockholders’ Equity
(in thousands, except number of units)	Non- Controlling Interests	Accumulated Deficit	Member’s Equity	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Stockholders’ Equity	Non-controlling Interests (Post- IPO)	Total Equity
				Shares	Amount	Shares	Amount
Balance, December 31, 2024	$2,510	$(247,322)	$638,259									$393,447
Non-cash compensation expense			770									770
Distributions			(47,844)									(47,844)
Contribution from NCI												—
Net income (loss)	212	(714)										(502)
Balance, March 31, 2025	2,722	(248,036)	591,185									(345,871)

Balance, December 31, 2025	3,030	(98,139)	550,334									455,225

Unit-based compensation prior to the Transactions and IPO			606									606
Distributions prior to the Transactions and IPO	(2,145)		(140,175)									(142,320)
Net income prior to the Transactions and IPO	—	13,588										13,588
Impacts of the Transactions and IPO												—
Impact of the Transactions	(885)	84,551	(410,765)	91,773,571	9	87,141,865	9	185,826		185,844	141,255	—
Issuance of Class A Common Stock in IPO, net of issuance costs				23,575,000	3			308,226		308,229	232,807	541,036
Establishment of deferred tax asset from IPO and Transactions								(71,042)		(71,042)		(71,042)
Equity based compensation subsequent to the Transactions and IPO								32,847		32,847	24,811	57,658
Net income subsequent to the Transactions and IPO									(23,358)	(23,358)	(17,644)	(41,002)
Distributions subsequent to the Transactions and IPO										—	(2,525)	(2,525)
Forfeiture of Class B common stock and LLC Units						(13,728)	—	—		—	—	—

Balance, March 31, 2026	$—	$—	$—	115,348,571	$12	87,128,137	$9	$455,857	$(23,358)	$432,520	$378,704	$811,224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLV Energy, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands, except units and per unit amounts, unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(27,414)	$(502)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	23,730	19,572
Non-cash compensation expense	64,874	712
Loss on extinguishment of debt (non-cash portion)	6,676	—
Write off of project development costs	3,939	—
Other	152	7
Change in operating assets and liabilities	(57,716)	386

Net cash provided by operating activities	14,241	20,175
Cash flows from investing activities:
Purchases of property and equipment	(10,440)	(2,778)
Cash paid for acquisitions, net of cash acquired	—	(10,756)

Net cash used in investing activities	(10,440)	(13,534)
Cash flows from financing activities:
Issuance of Class A common stock in IPO, net of underwriting discount	552,542	—
Repayment of term debt	(405,203)	(1,015)
Payment of deferred acquisition consideration	(5,500)	—
Payment of offering costs	(3,536)	—
Proceeds on debt	—	32,500
Payment of debt issuance costs	(2,800)	—
Payments for finance leases	(2,901)	(1,979)
Proceeds on equipment financing	—	14,500
Payments on equipment financing	(1,523)	(1,764)
Distributions to members of SOLV Energy Holdings LLC	(144,845)	(47,844)

Net cash used in financing activities	(13,766)	(5,602)
Net increase (decrease) in cash and cash equivalents	(9,965)	1,039
Cash and cash equivalents, beginning of period	394,876	207,987

Cash and cash equivalents, end of period	384,911	209,026

Supplemental cash flow information
Interest paid	8,572	12,073
Income taxes paid	—	—
Supplemental disclosure of non-cash financing activities:
Deferred offering costs in accounts payable	1,939	—
Deferred offering costs reclassified to APIC	9,843	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

(1)	Description of Business
SOLV Energy, Inc. was incorporated as a Delaware corporation on April 1, 2025 (Date of Formation) for the purpose of completing an initial public offering (“IPO”) of its Class A common stock and related transactions in order to continue the business of SOLV Energy Holdings LLC as a publicly-traded entity.
SOLV Energy, Inc. is a holding company whose sole material assets are the limited liability company interests in SOLV Energy Holdings LLC. All of our business is conducted through SOLV Energy Holdings LLC, together with its subsidiaries, and the financial results of SOLV Energy Holdings LLC are consolidated in our financial statements. SOLV Energy Holdings LLC is taxed as a partnership for federal income tax purposes and, as a result, its members, including SOLV Energy, Inc., pay income taxes with respect to their allocable shares of its net taxable income. Except where the context clearly indicates otherwise, “SOLV,” “we,” “us,” “our,” or the “Company” refers to SOLV Energy, Inc. and all of its direct and indirect subsidiaries, including SOLV Energy Holdings LLC.
The Company’s operations are conducted primarily through its subsidiaries, SOLV Energy, LLC, SEHV Solutions, LLC (collectively, “SOLV Energy”), along with CS Energy LLC, and CS Energy Devco, LLC, (collectively, “CS Energy”), SOLV Drilling Industrial Services, LLC (“SDI”) (f/k/a Sacramento Drilling, Inc), and Spartan Infrastructure, Inc. (“Spartan”).
The Company is a leading provider of infrastructure services to the power industry, including engineering, procurement, construction (“EPC”), testing, commissioning, operations, maintenance and repowering. The Company specializes in designing, building and maintaining utility-scale solar and battery storage projects and related transmission and distribution (“T&D”) infrastructure, and provides operation and maintenance (“O&M”) services pursuant to long-term contracts that typically obligate the customer to pay the Company a fixed monthly fee for operations and routine preventative maintenance and additional fees for corrective maintenance on a time and materials basis.
Initial Public Offering and Reorganization
On February 12, 2026, the Company successfully completed an IPO of 23,575,000 shares of its Class A common stock for net proceeds of approximately $552,500 after deducting the underwriters’ discount and expenses and commissions payable.
In connection with the IPO, SOLV Energy Holdings LLC amended and restated its limited liability company agreement to, among other things, (i) recapitalize all existing ownership interests in SOLV Energy Holdings LLC into a single class of common units (“LLC Interests”) and (ii) appoint a wholly-owned subsidiary of SOLV Energy, Inc. as the sole managing member of SOLV Energy Holdings LLC upon or prior to the acquisition of LLC Interests by SOLV Energy, Inc. in connection with the IPO. Simultaneously with the IPO, SOLV Energy, Inc. amended and restated its certificate of incorporation to, among other things, provide (i) for Class A common stock, with each share of its Class A common stock entitling its holder to one vote per share on all matters presented to the Company’s stockholders generally and (ii) for Class B common stock, with each share of the Company’s Class B common stock entitling its holder to one vote per share on all matters presented to the Company’s stockholders generally, and that shares of the Company’s Class B common stock may only be held by the direct and indirect holders of LLC Interests and the Company’s Class B common stock immediately following consummation of the Transactions (“Continuing Equity Owners”) and their respective permitted transferees. As a result, SOLV Energy, Inc. became a holding company and the sole manager of the Company, through its wholly-owned subsidiary, with no material assets other than the ownership of the voting membership interest in the Company.
Additionally, in connection with the IPO and the related liquidation of SOLV Energy Parent Holdings LP, all outstanding Restricted Class C Units (including Legacy SOLV Units and Additional C Units issued in connection with the merger between SOLV Energy Holdings LLC and ASP Endeavor Acquisition LLC, the parent company of CS Energy (the “Merger”)) were converted into common units of SOLV Energy Holdings LLC. Vested class C Units were converted into vested common units. Unvested time units were converted into unvested common units subject to the same time-based vesting schedule.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

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
Subsequent to the IPO, SOLV Energy, Inc. used the net proceeds from this offering to purchase 23,575,000 newly issued LLC Interests directly and/or indirectly from the Company at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discounts and commissions.

(2)	Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries which reflect all adjustments necessary to state fairly the Company’s condensed consolidated financial position, results of operations and cash flows in accordance with principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. The accompanying condensed consolidated interim financial statements are unaudited and should be read in conjunction with the annual consolidated financial statements, and the notes thereto for the fiscal year ended December 31, 2025. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year.
The Company classifies certain assets and liabilities as current utilizing the duration of the related contract or program as the Company’s operating cycle, which is generally longer than one year. This primarily impacts contract liabilities and contract assets. The Company classifies all other assets and liabilities based on whether the asset will be realized or the liability will be paid within one year.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of SOLV Energy, Inc. and SOLV Energy Holdings LLC and its wholly-owned subsidiaries. SOLV Energy Holdings LLC is considered a variable interest entity and SOLV Energy, Inc. is the primary beneficiary and, through a wholly-owned subsidiary, the sole managing member of SOLV Energy Holdings LLC and has decision making authority that significantly affects the performance of the entity. Accordingly, the Company consolidates SOLV Energy Holdings LLC and reports non-controlling
interests representing the economic interest in SOLV Energy Holdings LLC held by the Continuing Equity Owners.
The
non-controlling
interests in the condensed consolidated statement of operations for the three months ended March 31, 2026 represents the portion of earnings attributable to the economic interest in SOLV Energy Holdings LLC held by the Continuing Equity Owners. The non-controlling
interests in the condensed consolidated balance sheet as of March 31, 2026 represents the portion of the net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders, which was 43.0% of the total LLC Interests as of March 31, 2026.

(3)	Summary of Significant Accounting Policies
Included below are selected significant accounting policies including those that were added or modified during the three months ended March 31, 2026 as a result of new transactions entered into or the adoption of new accounting policies. Refer to
Note 3—Summary of Significant Accounting Policies
in the Annual Report for the full list of our significant accounting policies.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and these notes.
Actual results could differ from those estimates and may result in material effects on the Company’s operating results and financial position. Estimates made in preparing the accompanying condensed consolidated financial statements primarily include, but are not limited to, those related to revenue recognition, goodwill and long-lived asset valuations, impairment assessments, stock-based compensation awards, and estimates related to the tax receivable agreement.
Income Taxes
After the completion of the IPO, the Company became subject to U.S. federal, state, and local income taxes with respect to its allocable share of taxable income of SOLV Energy Holdings LLC assessed at the prevailing corporate tax rates. SOLV Energy Holdings LLC operates as a limited liability company and is treated as a partnership for income tax purposes. Accordingly, SOLV Energy Holdings LLC incurs no significant liability for federal or state income taxes since the taxable income or loss is passed through to its members. SOLV Energy Holdings LLC incurs liabilities for certain state taxes paid directly by it, which are not significant and for which the expense is included in the provision for income taxes in the accompanying condensed consolidated statements of income for the three months ended March 31, 2026 and 2025.
The Company uses the liability method to account for income taxes in accordance with
ASC 740—Income Taxes
. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial reporting and tax bases of assets and liabilities. Deferred tax amounts are calculated using the enacted tax rates expected to be in effect when the temporary differences reverse. Deferred tax assets are recorded when it is considered more likely than not that they will be realized. The Company evaluates the need for a valuation allowance by considering all available evidence, including projections of future taxable income, the timing of temporary difference reversals, the existence of tax planning strategies and historical operating results.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. As of March 31, 2026 and December 31, 2025, there were no known items that would require an accrual for uncertain tax positions.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) with SOLV Energy Holdings LLC and the Continuing Equity Owners whereby the Company agreed to pay to such Continuing Equity Owners 85% of the benefits that the Company realizes, or is deemed to realize, as a result of the Company’s allocable share of existing tax basis acquired in the IPO, increases in the Company’s share of existing tax basis and adjustments to the tax basis of the assets of SOLV Energy Holdings LLC as a result of sales or exchanges of common units, and certain other tax benefits related to entering into the TRA.
In addition to tax expenses, the Company will also make payments under the TRA, which are expected to be significant. The Company will account for the income tax effects and corresponding TRA’s effects resulting from future taxable purchases or redemptions of LLC Interests of the Continuing Equity Owners by recognizing an increase in deferred tax assets, based on enacted tax rates at the date of the purchase or redemption. Further, the Company will evaluate the likelihood that it will

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

realize the benefit represented by the deferred tax asset and, to the extent that management estimates that it is more likely than not that the Company will not realize the benefit, the Company will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for obligations under the TRA will be estimated at the time of any purchase or redemption as an adjustment to stockholders’ equity, and the effects of changes in any estimates after this date will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements. A change in the Company’s assessment of such consequences, such as realization of deferred tax assets, changes in tax laws or interpretations thereof could materially impact results.
The Company recognizes obligations arising under the TRA in accordance with ASC 450—Contingencies. Obligations under the TRA are accrued when it is probable that a liability has been incurred and its amount is estimable. Liabilities associated with the TRA are classified as either current or noncurrent based on the expected date of payment and are presented in the condensed consolidated balance sheets. The exchange of partnership interest will result in an increase in TRA liabilities with a corresponding adjustment to Additional paid-in
capital. Subsequent remeasurement of the TRA liabilities is recognized in the condensed consolidated statement of operations. See Note 8 — Income Taxes and Tax Receivable Agreement for additional information.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). Stock-based awards, including stock options and restricted stock awards are measured at their grant-date fair value and recognized as non-cash
compensation expense on a straight-line basis over the requisite service period, which generally corresponds to the vesting period of the award. The fair value of the stock-based awards is determined based on the Company’s Class A common stock closing price on the grant date.
For periods prior to the Company’s IPO, the grant date fair value of the Restricted Class C Units were determined on each grant date using the Black-Scholes option-pricing model, which required management to make certain assumptions with respect to selected model inputs, such as: (i) the risk-free interest rate, (ii) the expected volatility of the price of the Restricted Class C Units, (iii) the expected dividend yield, and (iv) the expected time to liquidity.
The fair value of the Restricted Unit Appreciation (“RUA”) Plan awards were measured based on the fair value of Class A units of SOLV Energy Parent Holdings LP, which is estimated using generally accepted equity valuation and allocation methods. Subsequent to the IPO, the fair value of RUA awards is derived from the fair market value of the Class A common stock on the settlement date and is therefore a Level 1 measurement. The change in fair value at each reporting end will be recognized in the condensed consolidated statement of operations.
See Note 9 – Stock-based Compensation, for addition information on the Company’s stock-based compensation plans and awards.
Earnings (Loss) per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to SOLV Energy, Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed by giving effect to all potential shares, including exchangeable SOLV Energy Holdings LLC Units, unvested Restricted common units, stock-options and restricted stock awards, to the extent dilutive. The Company uses the
“if-converted”
method to determine the potential dilutive effects of the vested SOLV Energy Holdings LLC units and the treasury stock method to determine the potential dilutive effects of the unvested Restricted common units and the vesting of the outstanding equity awards. Both methods are used as if the common units and outstanding equity awards were converted into Class A common stock of SOLV Energy, Inc. as of the IPO date.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

See Note 11 – Earnings per Share, for additional information on dilutive
securities.
New Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU
2024-03,
“
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic
220-40):
Disaggregation of Income Statement Expenses
.” The update requires entities to tabularly disclose in the footnotes to the financial statements, the amounts of purchased inventory, employee compensation, depreciation, intangible asset amortization, and depreciation included in each relevant expense caption. The standard also requires disclosure of the amount and a qualitative description of other items remaining in relevant expense captions that are not separately disaggregated. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and both prospective and retrospective application are permitted. The Company is currently assessing the effect of this update.
In September 2025, the FASB issued ASU
2025-06,
“
Intangibles-Goodwill and
Other-Internal-Use
Software (Subtopic
350-40):
Targeted Improvements to the Accounting for
Internal-Use
Software
”, which amends the guidance on
internal-use
software. The ASU removed all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic
350-40.
Instead an entity is required to start capitalizing software costs when 1) management has authorized and committed to funding the software project and 2) it is probable that the project will be completed, and the software will be used to perform the function intended (referred to as the
“probable-to-complete
recognition threshold”). Among other things, the ASU also specified that disclosures are required for all capitalized internal-use
software costs, regardless of how these costs are presented in the financial statements. The ASU is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently assessing the effect of this update.

(4)	Revenue from Contracts with Customers
Revenue Overview
The Company applies the guidance in ASC 606,
Revenue from Contracts with Customers (Topic 606)
, when recognizing revenue associated with its contracts with customers. The Company generates revenue from the construction of new solar, battery storage, T&D or other projects pursuant to EPC contracts. The Company also generates revenue from maintaining, upgrading, repowering or expanding of existing solar, battery storage or T&D projects pursuant to O&M agreements.
The Company recognizes revenue using the
percentage-of-completion
method (an input method), based on costs incurred to date compared to total estimated costs. Costs related to uninstalled materials are included in this calculation incurred, provided that control of those materials has transferred to the customer. This method is the most accurate measure of the Company’s contract performance because it directly measures the value of the goods and services transferred to the customer.
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

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

The following table presents the Company’s revenue disaggregated by service type:

	Three Months Ended March 31,
	2026		2025
By service type:
New Construction	$650,733	96.1%	$377,161	92.5%
Existing infrastructure	24,964	3.7%	26,508	6.5%
Other	1,108	0.2%	4,178	1.0%

Total revenues	$676,805	100.0%	$407,847	100.0%

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
Estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based on an assessment of the anticipated performance and all information (historical, current, and forecasted) that is reasonably available including, but not limited to, contractual entitlement and documented approval by customers. Revenues were positively impacted by $21,266 and $3,825 during the three months ended March 31, 2026 and 2025, respectively, as a result of changes in estimates associated with performance obligations on contracts partially satisfied prior to December 31, 2025 and 2024.
Practical Expedient
If the Company has a right to consideration from a customer in an amount that corresponds directly with the value of the Company’s performance completed to date, the Company recognizes revenue in the amount to which it has a right to invoice for services performed.
Remaining Performance Obligations
As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,456,236, which is related to the Company’s EPC service contracts. The Company anticipates recognizing revenue on substantially all the remaining performance obligations under these contracts over the next 12 to 18 months.
For the Company’s O&M agreements, the Company has elected to apply the optional exemption, which waives the requirement to disclose the remaining performance obligation for revenue recognized through the right to invoice practical expedient and contracts that have an original expected duration of one year or less.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

Contract Assets and Liabilities
During the three months ended March 31, 2026 and 2025, the Company recognized revenue of $244,793 and $188,871 related to contract liabilities outstanding as of the end of each respective period end.
Contract assets and liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Unbilled and retention receivables	$157,875	$156,744

Total contract assets	$157,875	$156,744

Deferred revenue	$346,224	$308,524
Provision for project losses	71	95

Total contract liabilities	$346,295	$308,619

Contract assets and liabilities fluctuate period to period based primarily on changes in the number and size of projects in progress at period end, variability in billing and payment terms, and the amounts of unapproved change orders and contract claims. The increase in contract assets for the three months ended March 31, 2026 was primarily attributable to several new projects that commenced in 2026, partially offset by completion of certain projects and the corresponding billings of amounts previously recorded in contract assets.
The increase in contract liabilities for the three months ended March 31, 2026 is due primarily to several new large projects that commenced in 2026, timing of billings in relation to costs incurred on certain projects, partially offset by completion of certain projects and satisfaction of performance obligations related to contract amounts previously billed.

(5)	Segment Information
In the first quarter of 2026, the Company had a segment change moving from two operating segments to one operating segment to align with how the chief operating decision maker (the “CODM”) manages the business. The Company’s CODM is its Chief Executive Officer. As a result of this change, the Company now has one operating segment and one reportable segment.
The CODM allocates resources and assesses performance of the Company based on consolidated net income (loss), as reported on the condensed consolidated statement of operations, which, as the segment measure of profit or loss that is closest to GAAP, is the required segment measure. The CODM uses this to make decisions regarding the Company’s business, including performance assessments and strategic and operational planning, in compliance with ASC 280, Segment Reporting. Consolidated net loss was $(
23,358)
and $(
714
) for the three months ended March 31, 2026 and 2025, respectively. The CODM is regularly provided with expense categories for the Company’s single operating segment that are the same as the expense captions present in the Company’s condensed consolidated statement of operations. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

(6)	Intangible Assets
The value of intangible assets was determined upon acquisition based on fair value assumptions determined at that time. Intangible assets with finite useful lives are amortized over their respective estimated useful lives using the straight-line method. The following table summarizes the Company’s intangible assets:

	As of March 31, 2026
	Remaining Weighted Average Amortization Period in Years	Intangible Assets	Accumulated Amortization	Intangible Assets, Net
Trade Name	8.3	$120,670	$(46,031)	$74,639
Customer Relationships	5.2	343,900	(161,787)	182,113
Backlog	0.5	60,190	(59,528)	662
Patents/Know-How	10.8	126,000	(35,903)	90,097

Total		$650,760	$(303,249)	$347,511

	As of December 31, 2025
	Intangible Assets	Accumulated Amortization	Intangible Assets, Net
Trade Name	$120,670	$(43,378)	$77,292
Customer Relationships	343,900	(152,376)	191,524
Backlog	60,190	(58,813)	1,377
Patents/Know-How	126,000	(33,803)	92,197

Total	$650,760	$(288,370)	$362,390

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

(7)	Debt Obligations
Debt obligations consisted of the following:

	March 31, 2026	December 31, 2025
Long-term debt	$—	$397,128
Less: unamortized issuance costs	—	(5,140)

Long-term debt, net	$—	$391,988

Current portion of long-term debt	$—	$4,063
Less: unamortized issuance costs	—	(1,565)

Current portion of long-term debt, net	$—	$2,498

Extinguishment of Term Debt
In connection with the completion of the IPO and the application of the net proceeds therefrom, the Company caused SOLV Energy Holdings LLC to terminate its existing term credit agreement and fully repay outstanding term debt of approximately $
401,100
. The Company recognized a $
10,485
loss on the extinguishment of debt relating to the
write-off
of unamortized debt issuance costs of $
6,419
and prepayment penalty of $
4,066
.

New Revolving Credit Facility
On February 12, 2026, in connection with the IPO, the Company terminated its existing revolving credit facility (the “Old Revolver”) and entered into a New Revolving Credit Facility (the “New Revolver”) with various lenders providing for revolving borrowings in an aggregate principal amount of $200,000. The obligations under the New Revolver are secured by substantially all of the assets of the Company and its subsidiaries.
The

New Revolver matures on February 12, 2031 and is subject to the usual and customary affirmative and negative covenants for facilities and transactions of this type. The New Revolver bears interest at a rate per annum equal to either of the following, plus, in each case, an applicable margin ranging from
0.50
% to
1.25
%, with respect base rate borrowings and
1.50
% to
2.25
% with respect to SOFR borrowings, in each case, based on our total net leverage ratio: (a) the base rate and (b) a benchmark reference rate. The New Revolver is subject to an annual unused line fee which shall accrue at a rate ranging from
0.20
% to
0.35
%, based on the total net leverage ratio. For additional information regarding the terms of the New Revolver, including interest rates, maturities, covenants and collateral, refer to Note 8—Debt Obligations in our Annual Report on Form
10-K
for the
year ended December 31, 2025.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

As
of March 31, 2026, there were no borrowings outstanding under the New Revolver and $8,453 of letters of credit were outstanding.
The Old

Revolver was legally terminated and replaced with the New Revolver
,
and the Company accounted fo
r the repl
acement as a modification of a revolving-debt arrangement. The analysis was based on a comparison of borrowing capacity under the
Old
 Revolver and the New Revolver. Accordingly, the unamortized deferred financing costs of $
1,598
associated with the
 Old
 Revolver continue to be deferred and are amortized over the term of the New Revolver.
In connection with entry into the New Revolver, the Company incurred approximately $2,919 of lender and third-party fees.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

(8)	Income Taxes and Tax Receivable Agreement
The Company is organized as a corporation for income tax purposes and is subject to federal, state and local taxes on its income, which is primarily sourced from its membership interest in SOLV Energy Holdings LLC held for any given reporting period. SOLV Energy Holdings LLC is a partnership for U.S. federal income tax purposes and, as a result, its members, including the Company, will pay income taxes with respect to their allocable shares of its taxable income.
As of March 31, 2026, the Company had deferred tax assets of $101,302 and a deferred tax liability of $5,339. For the three months ended March 31, 2026, the Company’s effective tax rate was -17.9%. The difference between the estimated annual effective income tax rate and the U.S. federal statutory rate is primarily attributable to the tax effect of stock based compensation and the exclusion of tax related to non-controlling
interests.
The Company’s income tax provision was $4,166 for the period from February 12, 2026, to March 31, 2026.
On February 12, 2026, the Company recorded a net deferred tax asset of $101,302 related to (i) the temporary difference between the book and tax basis of its investment in SOLV Energy Holdings LLC of $69,866, (ii) $19,423 of tax benefits from future deductions attributable to payments under the Tax Receivable Agreements, and (iii) $12,005 tax deductions for NOL carryovers as a result of the Blocker Companies merger.
The initial deferred tax asset were recorded as adjustments to additional paid-in
capital in the condensed consolidated balance sheet as of March 31, 2026. Additionally, and concurrent with the Transactions, the Company recorded a liability pursuant to the TRA of $172,344 and a corresponding reduction to additional paid-in
capital. The net impact to additional
paid-in
capital was a reduction of $71,042 and is presented within the Company’s condensed consolidated statements of stockholders’ equity.
In connection with the IPO and the Transactions, the Company entered into the TRA with the Continuing Equity Owners that provides for the payment by the Company to such the Continuing Equity Owners of 85% of the benefits, that the Company realizes, or is deemed to realize, as a result of the Company’s allocable share of existing tax basis acquired in its IPO and other tax benefits related to entering into the TRA.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

(9)	Stock-Based Compensation
In connection with the IPO, the stockholders approved the 2026 Equity Incentive Plan (the “2026 Plan”), which became effective on February 12, 2026. The 2026 Plan is administered by the Corporation’s board of directors or a committee thereof and provides for customary limitations, including an annual compensation limit applicable to non-employee
directors.
The 2026 Plan provides for the issuance of up to 7,500,000 shares of Class A common stock for equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, and includes an annual automatic increase in the share reserve equal to 3% of the total number of shares of Class A common stock outstanding as of the end of the immediately preceding fiscal year, beginning on January 1 following the IPO and continuing through the ninth anniversary of the effective date of the 2026 Plan, unless the Corporation’s board of directors determines a lesser increase for any such year. As of March 31, 2026, 4,161,554 shares of Class A common stock are available for future grant under the 2026 Plan.
Restricted Stock Awards (“RSA”)
In connection with the IPO on February 12, 2026, the Company granted an aggregate of
261,000 shares of RSAs to certain of the Company’s executives and employees and non-employee
directors in conjunction with the 2026 Plan with an aggregate grant date fair value of $6,525. The RSA awards were granted to all employees with at least one year of service with a grant date value of $5 based on the IPO price. The RSAs vest on the third anniversary of the completion of the IPO, subject to continued employment on such date. Additionally, vesting is subject to certain change in control and termination provisions as provided in the award agreements. No RSAs have been granted after the IPO. During the three months ended March 31, 2026, 3,600 restricted stock awards were forfeited.
As of March 31, 2026, all the RSAs are outstanding and remain unvested. The fair value of the RSAs of $25.00 per unit was based on the fair value of a share of Class A common stock at the time of the IPO. Total non-cash
compensation expense for RSAs was approximately $276
for the period from February 12, 2026, to March 31, 2026, and is included in “Cost of revenue” and “Selling, general and administrative expenses” in the condensed consolidated statement of operations for the three months ended March 31, 2026.
The unamortized
non-cash
compensation cost related to RSAs of approximately $6,159 as of March 31, 2026 expected to be recognized over a weighted-average period of approximately 2.9 years.
Stock Options
In connection with the IPO on February 12, 2026,
the
Company granted an aggregate of 3,077,446 stock options exercisable for shares of Class A common stock with an exercise price per share of $25.00 based on the fair value at the time of the IPO. These option grants were issued pursuant to the 2026 Equity Incentive Plan in connection with the conversion of legacy Class C profits interests of SOLV Energy Holdings LLC into LLC Units effected at the IPO, as described in the Company’s prospectus dated February 11, 2026. The options will vest in three equal annual installments over the three-year period following the IPO, subject to continued employment through the vesting date. Additionally, vesting is subject to certain change in control and termination provisions as provided in the award agreements. During the three months ended March 31, 2026, 4,908 stock options were forfeited.
As of March 31, 2026, all the stock options are outstanding and remain unvested. Total non-cash
compensation expense for the stock options was approximately $1,583 for the period from February 12, 2026, to March 31, 2026, and is included in “Cost of revenue” and “Selling, general and administrative expenses” in the condensed consolidated statement of operations.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

The unamortized
non-cash
compensation cost related to stock options was approximately $35,288 as of March 31, 2026 expected to be recognized over a weighted-average period of approximately 2.9 years.
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which greatly affect the fair value of each stock option. The weighted-average assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2026 were as follows:

Three Months Ending March 31, 2026
Fair value of stock option	12.0
Risk-free interest rate	3.78%
Expected life (years) (1)	6.5
Expected dividend yield	—
Volatility	42%

(i)
Expected life (years): The expected life was estimated using the simplified method due to a lack of historical exercise activity for the Company. The simplified method calculates the expected life as the mid-point
between the vesting date and the contractual expiration date of the award.

Restricted Unit Appreciation (“RUA”) Plan
At the completion of the IPO, all of the RUA awards have vested and will be settled in cash on December 23, 2026, based on the fair market value of
the Class A common stock on such date. Based on the initial public offering price of $25.00 per share, the aggregate cash amount that is payable to settle the RUA awards is approximately $39,464 as of March 31, 2026, an increase of approximately $6,610 from $32,854 as of December 31, 2025. The change in fair value was recognized in “Cost of revenue” and “Selling, general and administrative expenses” in the condensed consolidated statement of operations.
Restricted Class C Unit Conversion
The Reorganization Transactions entered into in connection with the IPO consequently ended the Restricted Class C unit and Additional Class C unit plans and caused all outstanding units to be converted into LLC Interests of SOLV Energy Holdings LLC with a uniform time-based vesting condition. Prior to the IPO, the Restricted Class C units were granted to employees and non-employees
with time, performance and multiple on invested capital (“MOIC”) vesting conditions. The time units vested in equal annual installments over a five-year period on the anniversary date of the vest date. The performance units vested based on the achievement of certain EBITDA performance targets. All performance units would become fully vested on the eighth anniversary of the grant date, whether or not the Company met some or all of the performance targets for any fiscal year. The MOIC units vested based upon a cash distribution threshold being achieved.
In connection with the IPO, vested Restricted Class C units and Additional Class C units were converted to vested LLC Interests. The unvested Restricted Class C that were time-vesting units and unvested Additional Class C units converted to unvested LLC Interests with the same time vesting schedule. The unvested Restricted Class C units that were performance and MOIC vesting units were converted to LLC Interests and are treated as if they were time-vesting units at the time of grant, with time vesting beginning on the original vesting start date of the time units, such that a portion of such LLC Interests are vested LLC Interests and a portion are unvested LLC Interests, subject to the remaining time vesting schedule that applies to the time-vesting units. For each such LLC Interest, there is a corresponding share of the Company’s Class B common stock. The shares of Class B common stock have voting rights, but no economic rights. As of March 31, 2026, there were 15,588,909 shares of our Class B common stock outstanding tied to the LLC Interests into which the Restricted Class C Units and Additional Class C units converted, which include 9,593,243 that are vested LLC Interests.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

	Time-vested		Performance-vested		MOIC-vested		Additional C Units
	Number of Units	Weighted Average Exercise Price	Number of Units	Weighted Average Exercise Price	Number of Units	Weighted Average Exercise Price	Number of Units	Weighted Average Exercise Price
Outstanding, December 31, 2025	216,187	$200.16	123,953	$105.96	82,969	$106.09	79,007	$261.48
Effect of Reorganization Transactions and IPO	(216,187)	200.16	(123,953)	105.96	(82,969)	106.09	(79,007)	261.48
Exchange of SOLV Energy Holdings LLC Equity Awards	15,602,637	25.00	—	—	—	—	—	—
Forfeited	(13,728)	25.00	—	—	—	—	—	—

Outstanding, March 31, 2026	15,588,909	25.00	—	—	—	—	—	—

Vested, March 31, 2026	9,593,243	$25.00	—	$—	—	$—	—	$—

The Company determined that the exchange of the Restricted Class C time and performance vesting units and the Additional Class C units for LLC Interests and Class B common stock is a Type I modification pursuant to ASC 718,
Compensation – Stock Compensation (“ASC 718”)
because the units prior to and after the exchange are expected to vest. The Company recorded $1,553 in non-cash
compensation expense associated with the Restricted Class C time vesting units, performance vesting units and the Additional Class C units, for the period ended March 31, 2026 in the condensed consolidated statement of operations. As of March 31, 2026, there was $11,597, $2,147 and $1,962 of unrecognized non-cash
compensation expense expected to be recognized through 2029, respectively, for these units.
The Company determined that the exchange of the Restricted Class C MOIC-vested units for LLC Interests and Class B common stock is a Type III modification pursuant to ASC 718 because the MOIC-vested units vesting condition was deemed improbable and is now considered probable. As a result of the exchange, the Company recognized a one-time
incremental
non-cash
compensation expense of
approximately $52,270
for the applicable vested LLC Interests in the condensed consolidated statement of operations for the period ended March 31, 2026. The Company recorded $2,576 in
non-cash
compensation expense associated with these MOIC-vested units for the for the period ended March 31, 2026. As of March 31, 2026, there was $15,225 of unrecognized non-cash
compensation expense expected to be recognized through 2029.

(10)	Stockholders’/Members’ Equity
The following table summarizes the capitalization and voting rights of the Company’s classes of stock as of March 31, 2026:

	Authorized	Issued & Outstanding	Votes per share	Economic Rights
Preferred Stock	20,000,000	None	N/A	N/A
Common Stock:
Class A	1,250,000,000	115,348,571	1	Yes
Class B	100,000,000	87,128,137	1	No

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

The Company’s board of directors is authorized to direct the Company to issue shares of preferred stock in one or more series and the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through March 31, 2026, no series of preferred stock have been issued.
Holders of shares of our Class A common stock are entitled to receive dividends when and if declared by our board of directors out of funds legally available therefore, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock. Upon our dissolution or liquidation, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of our Class A common stock will be entitled to receive pro rata our remaining assets available for distribution. Holders of shares of our Class A common stock do not have preemptive, subscription, redemption or conversion rights. There will be no redemption or sinking fund provisions applicable to the Class A common stock.
Holders of our Class B common stock do not have any right to receive dividends or to receive a distribution upon dissolution or liquidation. Additionally, holders of shares of our Class B common stock do not have preemptive, subscription, redemption or conversion rights. There will be no redemption or sinking fund provisions applicable to the Class B common stock. Any amendment of our amended and restated certificate of incorporation that gives holders of our Class B common stock (i) any rights to receive dividends or any other kind of distribution, (ii) any right to convert into or be exchanged for Class A common stock or (iii) any other economic rights will require, in addition to stockholder approval, the affirmative vote of holders of our Class A common stock voting separately as a class. The Company must, at all times, maintain (i) a one-to-one
ratio between the number of shares of Class A common stock issued by the Company and the number of LLC Interests owned by the Company, and (ii) maintain a one-to-one
ratio between the number of shares of Class B common stock owned by the Continuing Equity Owners and the number of LLC Interests owned by the Continuing Equity Owners.
Shares of Class B common stock will be issued in the future only to the extent necessary to maintain a one-to-one
ratio between the number of LLC Interests held by the Continuing Equity Owners and the number of shares of Class B common stock issued to the Continuing Equity Owners. Shares of Class B common stock are transferable only together with an equal number of LLC Interests. Only permitted transferees of LLC Interests held by the Continuing Equity Owners will be permitted transferees of Class B common stock.
The LLC Interests held by Continuing Equity Owners include a redemption right which may be settled by the Company, at the Company’s election, through the (i) issuance of a new share of Class A common stock for each LLC Interest redeemed or (ii) settled by cash proceeds received from a qualifying offering of Class A common stock. The LLC Interests are not classified as temporary equity as the cash settlement is limited to the proceeds from a new offering of Class A common stock which is equity-classified.
Noncontrolling Interests
SOLV Energy, Inc., through a wholly owned subsidiary, became the sole manager of SOLV Energy Holdings LLC and accordingly consolidates the results of operations of SOLV Energy Holdings LLC. The noncontrolling interests balance on the Company’s consolidated balance sheets represents the portion of LLC Interests held by the Continuing Equity Owners. Net (loss) income is attributed to the noncontrolling interests based on the weighted-average ownership percentages of LLC Interests outstanding during the period.
As of March 31, 2026, SOLV Energy, Inc., directly and indirectly, held 115,348,571 units in SOLV Energy Holdings LLC resulting in an ownership interest of 57.0%.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

(11)	Loss Per Share
Basic loss per share is computed by dividing net income attributable to the Company by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted loss per share is computed by adjusting the net income available to the Company and the weighted average shares outstanding to give effect to potentially dilutive securities. Shares of Class B common stock are noneconomic and are not entitled to receive any distributions or dividends and are therefore excluded from this presentation since they are not participating securities.
The Company’s current capital structure is not reflective of the capital structure of SOLV Energy Holdings LLC prior to the IPO and the Transactions. Therefore, earnings per share has not been presented for the period of the year prior to the IPO or for the three months ended March 31, 2025.
Prior to the IPO, SOLV Energy Holdings LLC membership structure included Class A Units and Restricted Class C Units. The Company analyzed the calculation of earnings per unit for the periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, earnings per share information has not been presented for the three months ended March 31, 2025.
Basic and diluted earnings per share of common stock for the three months ended March 31, 2026 have been computed as follows (in thousands, except share and per share amounts):

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

Three Months Ended March 31, 2026
Basic net (loss) income per s h are:
Numerator:
Net (loss) income	$(27,414)
Less: Net (loss) income attributable to non-controlling interests and LLC members prior to IPO	$(4,056)

Net (loss) income attributable to SOLV Energy, Inc., basic and diluted	(23,358)
Denominator:
Weighted average shares of common stock outstanding, basic	115,348,571
Net (loss) income per share, basic	$(0.20)

Diluted net (loss) income per share:
Numerator:
Net (loss) income attributable to SOLV Energy, Inc., basic and diluted	$(23,358)
Denominator:
Weighted average shares of common stock outstanding, basic	115,348,571
Effect of dilutive securities:
Vested LLC Interests Attributable to Continuing Equity Owners	—
Unvested LLC Interests Attributable to Management Holdings	—
Restricted Stock Awards	—
Stock Options	—

Weighted averages shares of common stock, diluted	115,348,571
Net (loss) income per share, diluted	$(0.20)

The calculation of diluted net loss per share for the three months ended March 31, 2026 excludes (i) the exchange of LLC Interests (and the cancellation of an equal number of shares of Class B common stock) to Class A common stock, (ii) unvested common units of SOLV Energy Holdings LLC held indirectly through SOLV Energy Management Holdings LP, (iii) stock options granted under the 2026 Plan with an exercise price equal to the initial public offering price, and (iv) unvested restricted stock awards granted under the 2026 Plan, respectively, because their inclusion in the calculation would be anti-dilutive.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

The following securities were excluded from the computation of diluted net loss per share for the period presented because their effect on net loss per share would have been anti-dilutive:

Three Months Ended March 31, 2026
Vested LLC Interests Attributable to Continuing Equity Owners	81,132,471
Unvested LLC Interests Attributable to SOLV Energy Management Holdings LP	5,995,666
Restricted Stock Awards	257,400
Stock options	3,072,538

(12)	Commitments and Contingencies
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
See Note 15 –
Details of Certain Accounts
for warranty reserves recorded on the condensed consolidated balance sheets.
Tariffs
In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). We are evaluating the impacts of these developments on our results of operations. We will continue to monitor recent developments on tariff policy and evaluate any changes to the applicability of tariffs to our business as they occur. As of March 31, 2026, we have not recorded any impact for potential recovery of tariff-related costs as refunds are uncertain.

(13)	Related Party Transactions
Transactions with a Minority Investor
Prior to the IPO and the related liquidation of SOLV Energy Parent Holdings LP, on December 20, 2025, SOLV Energy Parent Holdings LP redeemed the units held by a minority investor in exchange for a $112,500 note secured by a first priority lien on all of SOLV Energy Parent Holdings LP’s assets, including its equity interests in the SOLV Energy Holdings LLC. The note was subsequently settled in January 2026 using cash on hand distributed upstream to SOLV Energy Parent Holdings LP from SOLV Energy Holdings LLC.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

Transactions with American Securities
The Company was party to management consulting agreements with American Securities (“Consulting Agreements”), pursuant to which American Securities agreed to provide certain management and legal services to the Company. The Company was required to pay American Securities an annual fee to $3,000, payable in equal quarterly cash installments. Payments made, including reimbursable expenses, to American Securities under the Consulting Agreements during the three months ended March 31, 2026 and March 31, 2025 amounted to $750 and $750, respectively. The payments made during the three month ended March 31, 2026 were made prior to the consummation of the IPO. The SOLV Consulting Agreement was terminated in connection with the consummation of the IPO and Reorganization and, therefore, no further payments will be made in the future. Payments made to American Securities under the Consulting Agreements are included in “Selling, general and administrative expenses”.
In connection with the redemption of the minority investor units noted above, SOLV Energy, LLC entered into a loan agreement, dated as of January 5, 2026, with affiliated funds of American Securities. The loan agreement was terminated on February 12, 2026 in connection with the IPO.

(14)	Business Combinations
SDI Acquisition
On January 8, 2025, the Company acquired 100% of the ownership interests in SDI, a solar predrill and pile foundation installation contractor based in Sacramento, California. The aggregate consideration for the acquisition was approximately $16,941, of which approximately $11,154 was paid in cash at closing and $5,500 is deferred and payable on the one-year
anniversary of the acquisition. On January 8, 2026, the Company settled the remaining $5,500 deferred acquisition payment obligation. As of March 31, 2026, the fair value allocation was final, with no measurement period adjustment made to the account balances recorded at the acquisition date.
The Company’s condensed consolidated financial statements include SDI’s revenue and net income which were immaterial for the three months ended March 31, 2026 and 2025. Pro forma financial information has not been presented for the SDI acquisition as the impact to the Company’s condensed consolidated financial statements was not material.
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
The Company recorded provisional amounts for certain acquired assets and liabilities as the valuations were not complete as of the acquisition date. During the current quarter, a $244 adjustment to was recorded to deferred taxes with the offset to goodwill. The measurement period remains open.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

(15)	Details of Certain Accounts
Capitalized Project Development Costs
A reconciliation of capitalized project development costs is as follows:

	Three Months Ended March 31,
	2026	2025
Capitalized project development costs, at beginning of period	$17,734	$25,204
Costs capitalized during the year, net of refunds	(498)	—
Costs expensed from sale of projects during the year	—	1,259
Impaired costs written off during the year	(3,939)	—

Capitalized project development costs, at end of period	$13,297	$26,463

Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Supplier deposits	$55,561	$43,485
Materials inventory	40,243	4,594
Non-trade receivables	1,437	3,473
Prepaid insurance	1,986	2,942
Rebates receivable	770	2,495
Other	5,531	3,898

Total prepaids and other current assets	$105,528	$60,887

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

Property and Equipment
Property and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
Machinery and equipment	$92,585	$80,022
Vehicles	4,454	4,391
Vehicles under finance leases	64,125	56,724
Furniture and fixtures	2,845	2,845
Leasehold improvements	15,255	15,214
Computer equipment	5,357	5,305
Construction in progress	1,059	3,340
Buildings and land	467	467

Property and equipment, gross	186,147	168,308
Less: Accumulated depreciation	(70,010)	(61,925)

Property and equipment, net of accumulated depreciation	$116,137	$106,383

The following table summarizes depreciation expense included in “Cost of revenue” and “Selling, general and administrative expenses”:

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$7,895	$4,267
Selling, general and administrative expenses	956	1,537

Total depreciation expense	$8,851	$5,804

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
Vendor payables and accrued purchases	$413,186	$422,853
Accrued compensation and benefits	51,982	73,330
Restricted Unit Appreciation Plan liability	39,464	32,854
Indirect taxes payable	12,255	11,905
Accrued professional services	4,585	8,580
Accrued warranty	3,306	4,278
Deferred acquisition consideration	—	5,500
Accrued interest	120	2,918

Total accounts payable and accrued expenses	$524,898	$562,218

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Warranty reserves	6,969	6,300
Deferred tax liability	5,339	5,339
Deferred compensation liability	7,725	5,343
Deferred revenue	1,289	1,362

Total other long-term liabilities	$21,322	$18,344

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

(16)	Subsequent Events
Acquisition of Roberson Waite Electric
On April 30, 2026, the Company entered into an agreement to acquire Roberson Waite Electric (“RWE”), a California-based provider of utility substation construction, testing, commissioning, and related infrastructure services, for total estimated consideration of $45 million, subject to customer closing adjustments. The consideration includes $36 million to be paid in cash at closing, with the remainder to be paid in subsequent years subject to various performance criteria. The Company expects to close the transaction by the third quarter of 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations as of March 31, 2026, and should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. This discussion and analysis contains forward-looking statements, including statements regarding industry outlook, our expectations for the future of our business and our liquidity and capital resources as well as other non-historical statements. These statements are based on current expectations and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in this Quarterly Report, including the “Cautionary Note Regarding Forward-Looking Statements,” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Our actual results may differ materially from those contained in or implied by these forward-looking statements. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Recent Developments

IPO

We completed the IPO on February 12, 2026, in which we issued and sold 23,575,000 shares of the Class A common stock at a price of $25.00 per share, resulting in gross proceeds to us approximately $589.4 million, and after deducting the underwriting discounts and commissions, net proceeds of approximately $552.5 million.

The Transactions

The historical results of operations discussed in this Quarterly Report are those of SOLV Energy Holdings LLC prior to the completion of the Transactions, including the IPO. As a result, the historical consolidated financial data may not give you an accurate indication of what our actual results would have been if the Transactions had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. See “The Transactions” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Factors Affecting Our Performance

Our revenues, profit, margins and other results of operations can be influenced by a variety of factors in any given period, including those described under the section entitled “Risk Factors” included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025, and those factors have caused fluctuations in our results in the past and are expected to cause fluctuations in our results of operations in the future. For additional information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance” included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the these factors since our Annual Report.

The following table sets forth a summary of our financial highlights for the periods indicated:

	Three Months Ended March 31,
	2026	2025
(dollars in thousands)
Revenue	$676,805	$407,847
Gross profit	119,073	59,099
Net (loss) income	(27,414)	(502)
EBITDA(1)	5,929	28,751
Adjusted EBITDA(1)	$92,515	$34,031

(1)

EBITDA and Adjusted EBITDA are non-GAAP financial measures. See “—Key Performance Indicators and Non-GAAP Financial Measures” below for our definition of, and additional information about, EBITDA and Adjusted EBITDA, and for a reconciliation to net income, the most directly comparable U.S. GAAP financial measure.

Revenue disaggregated by job type

	Three Months Ended March 31,
	2026	2025
(dollars in thousands)
New construction(1)	$650,733	$377,161
Existing infrastructure(2)	24,964	26,508
Other(3)	1,108	4,178

Total	$676,805	$407,847

(1)	Includes revenue for jobs involving the construction of a new solar, battery storage, T&D or other project pursuant to EPC contracts or LNTP agreements.
(2)	Includes revenues from jobs involving maintaining, upgrading, repowering, expanding or repairing existing solar, battery storage, T&D or other projects pursuant to commercial agreements.
(3)

Includes development fees from the sale of projects we developed and sold to third parties and SDI small and large diameter drilling projects. Also includes certain construction management services that we no longer offer.

New construction revenue by project type

	Three Months Ended March 31,
	2026	2025
(dollars in thousands)
Solar PV / Solar PV + Battery Storage	$577,338	$350,166
Standalone Battery Storage	23,071	9,542
T&D	50,324	17,453

Total	$650,733	$377,161

Backlog

For infrastructure services providers, backlog can be an indicator of future revenue. As of March 31, 2026 and December 31, 2025, our Total Backlog was $8,166 million and $8,024 million, respectively, which includes all Signed Backlog, Awarded Backlog, and Estimated Corrective Maintenance Backlog.

For a description of backlog categories, our methodology for determining backlog, and differences from remaining performance obligations, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Indicators and Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Backlog should not be considered a comprehensive indicator of future revenue, as a percentage of our revenue is derived from change orders and other revenues that are not included in our backlog. Additionally, any of our contracts may be terminated by our customers on relatively short notice and projects can also remain in backlog for extended periods of time as a result of customer delays, permitting or regulatory delays, equipment delays or project specific issues.

Results of Operations

A discussion of our results of operations for the three months ended March 31, 2026 and 2025 is set forth below.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table summarizes our consolidated results of operations for the three months ended March 31, 2026 and 2025, including as a percentage of revenue, as well as the dollar and percentage change from the prior year’s three months ended:

	Three Months Ended March 31,				Change
	2026		2025		$	%
(in thousands)
Revenue	$676,805	100.0%	407,847	100.0%	268,958	65.9%
Cost of revenue	557,732	82.4%	348,748	85.5%	208,984	59.9%

Gross profit	119,073	17.6%	59,099	14.5%	59,974	101.5%
Selling, general and administrative expenses(1) (2)	111,375	16.5%	36,070	8.8%	75,305	208.8%
Amortization expense	14,879	2.2%	13,768	3.4%	1,111	8.1%

Total operating expenses	126,254	18.7%	49,838	12.2%	76,416	153.3%

Operating income (loss)	(7,181)	(1.1%)	9,261	2.3%	(16,442)	(177.5%)
Loss on debt extinguishment	10,688	1.6%	—	—%	10,688	NM
Interest expense	6,897	1.0%	12,691	3.1%	(5,794)	(45.7%)
Interest income	(1,450)	(0.2%)	(3,272)	(0.8%)	1,822	(55.7%)
Other (income) loss, net	(68)	0.0%	82	0.0%	(150)	(182.9%)

Loss before income taxes	(23,248)	(3.4%)	(240)	(0.1%)	(23,008)	9586.7%
Income tax expense	4,166	0.6%	262	0.1%	3,904	1490.1%

Net loss	$(27,414)	(4.1%)	(502)	(0.1%)	(26,912)	5361.0%
Less: net income (loss) attributable to non-controlling interests and LLC members prior to IPO	(4,056)	(0.6%)	212	0.1%	(4,268)	(2013.2%)

Net loss attributable to SOLV Energy, Inc.	$(23,358)	(3.5%)	$(714)	(0.2%)	$(22,644)	3171.4%

(1)

Includes non-cash compensation expense of $64.9 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively, related primarily to the modification and accelerated vesting of legacy equity awards in connection with the IPO.

(2)

Includes management fees paid to American Securities, that will no longer be paid following the IPO date, one-time IPO related costs, non-recurring transaction and integration costs inclusive of deferred compensation or earn-out structures to employees of acquired businesses that are not related to normal course compensation and are conditioned on post-closing service obligations, and other non-cash or non-recurring expenses. We recorded management fees, including reimbursable expenses, of $750 and $750 for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, we recorded $6,491 related to transaction and integration costs, and non-capitalized IPO related costs, and wrote-off $3,939 of capitalized development costs included in cost of revenue related to activity from the historical development business no longer in service, which were offset by miscellaneous immaterial adjustments.

NM – Percentage is not meaningful

Revenue

Revenue increased by $269.0 million to $676.8 million for the three months ended March 31, 2026 compared to $407.8 million for the three months ended March 31, 2025, which was primarily driven by an increase in new construction of $246.9 million, revenues from acquisition activity of $26.1 million, a decrease in existing infrastructure of $1.5 million attributable to a significant repair project in 2025 and a decrease of development sales of $2.5 million.

Cost of revenue

Cost of revenue increased by $209.0 million to $557.7 million for the three months ended March 31, 2026 compared to $348.7 million for the three months ended March 31, 2025, which generally correlates to the increase in revenues. Gross profit as a percentage of revenue increased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 due to productivity efficiencies partly related to favorable weather conditions in parts of the country, improved pricing and vendor recoveries related to prior period reserves, partially offset by a one-time development expense impairment related to the termination of the project development business and non-cash compensation expense primarily from fair value adjustments to RUA liability.

Selling, general and administrative expenses

	Three Months Ended March 31,				Change
(in thousands)	2026		2025		$	%
Selling, general and administrative expense	$111,375	100.0%	$36,070	100.0%	$75,305	208.8%

Less: Non-cash compensation expense	59,560	53.5%	712	2.0%	58,848	8,265.2%
Less: Transaction, integration, and non-capitalized IPO related costs	6,491	5.8%	3,239	9.0%	3,252	100.4%

Remaining selling, general and administrative expense	$45,324	40.7%	$32,119	89.0%	$13,205	41.1%

Selling, general and administrative expenses increased by $75.3 million to $111.4 million for the three months ended March 31, 2026 compared to $36.1 million for the three months ended March 31, 2025, which was primarily as a result of an increase of $59.6 million of non-cash compensation expense related to the modification of legacy equity awards in the IPO reorganization, which resulted in a $52.3 million one-time charge, as well as $2.3 million fair value adjustment to RUA liability based on fair value of stock price and $1.5 million of restricted stock and stock option grants. The increase was also driven by $13.8 million related to more investment in the organization to support administrative needs and new growth, $3.3 million of non-recurring costs related to mergers and acquisitions, integration costs, and costs to prepare the company for an initial public offering, partially offset by $0.7 million of lower depreciation expense.

Amortization expense

Amortization expense increased by $1.1 million to $14.9 million for the three months ended March 31, 2026 compared to $13.8 million for the three months ended March 31, 2025, which was a result of amortization expense related to newly acquired intangible assets resulting from recent acquisitions.

Interest expense

Interest expense decreased by $5.8 million to $6.9 million for the three months ended March 31, 2026 compared to $12.7 million for the three months ended March 31, 2025, which was primarily driven by lower interest expense as a result of the retirement of the term loan from proceeds from the IPO in February 2026.

Interest income

Interest income decreased by $1.8 million to $1.5 million for the three months ended March 31, 2026 compared to $3.3 million for the three months ended March 31, 2025, which was primarily a result of customer interest received from delayed payments of $2.2 million in 2025, partially offset by $0.4 million higher interest income on higher cash balances.

Other (income) loss, net

Other income, net decreased by $0.2 million to income of $0.1 million for the three months ended March 31, 2026 compared to a loss of $0.1 million for the three months ended March 31, 2025, which was a result of $0.1 million removal of interest rate collar related to the term loan and $0.1 million income from equipment rentals.

Income tax expense

Income tax expense, net increased by $3.9 million to $4.2 million for the three months ended March 31, 2026, compared to $0.3 million for the three months ended March 31, 2025. The increase primarily resulted from the Company becoming subject to U.S. federal, state and local income taxes on its allocable share of taxable income of SOLV Energy Holdings LLC following the IPO and Transactions, as well as the impact of a one-time, non-cash stock-based compensation charge related to the modification of legacy equity awards that was not deductible for income tax purposes.

Components of our Results of Operations

The following discussion describes certain line items in our consolidated statements of operations. There have been no material changes to the components of our results of operations described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2025, except as described below.

Non-controlling interest

In connection with the Transactions, our wholly-owned subsidiary was appointed as the sole managing member of SOLV Energy Holdings LLC pursuant to the SOLV Energy Holdings LLC Agreement. Because we indirectly manage and operate the business and control the strategic decisions and day-to-day operations of SOLV Energy Holdings LLC and also have a substantial financial interest in SOLV Energy Holdings LLC, we consolidate the financial results of SOLV Energy Holdings LLC, and a portion of our net income (loss) is allocated to the non-controlling interest to reflect the entitlement of the Continuing Equity Owners to a portion of SOLV Energy Holdings LLC’s net income (loss). We hold approximately 57.0% of the LLC Interests, which includes the impacts of the underwriters’ over-allotment exercise, and the remaining LLC Interests are held by the Continuing Equity Owners.

Income tax expense

Our business was historically operated through SOLV Energy Holdings LLC, a limited liability company. For U.S. federal income tax purposes, SOLV Energy Holdings LLC was historically treated as an entity disregarded as separate from SOLV Energy Parent Holdings LP, a Delaware limited partnership that is a partnership for U.S. federal income tax purposes. As a disregarded entity, SOLV Energy Holdings LLC was not subject to U.S. federal income tax; however, historical income tax expense reflects certain state and local taxes, and Spartan Infrastructure, Inc. (a subsidiary of SOLV Energy Holdings LLC) is a corporation for U.S. federal income tax purposes that is subject to U.S. federal, state and local corporate income tax.

In connection with the Transactions, SOLV Energy Holdings LLC became taxable as a partnership for U.S. federal income tax purposes (which will be a continuation of SOLV Energy Parent Holdings LP for U.S. federal income tax purposes) and SOLV Energy, Inc. acquired LLC Interests in SOLV Energy Holdings LLC. As a partnership for U.S. federal income tax purposes, SOLV Energy Holdings LLC will generally not be subject to U.S. federal income tax. As a result of its ownership of LLC Interests, SOLV Energy, Inc., which is a corporation for U.S. federal income tax purposes, will be subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of SOLV Energy Holdings LLC and will be taxed at the prevailing corporate tax rates.

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

Backlog

We use backlog to forecast our future capital needs and to identify future operating trends that may not otherwise be apparent. We present Total Backlog, which includes all Signed Backlog and Awarded Backlog, and Estimated Corrective Maintenance Backlog.

Backlog is a measure commonly used in our industry but not recognized under GAAP. We believe this measure enables management to more effectively forecast our future revenues and identify future operating trends that may not otherwise be apparent. We believe this measure is also useful for investors in forecasting our future results and comparing us to our competitors. Our methodology for determining backlog may not be comparable to the methodologies used by other companies. Additionally, backlog differs from the amount of the remaining performance obligations, which are described in Note 4—Revenue from Contracts with Customers in the notes to the unaudited condensed consolidated financial statements.

Gross Margin

Gross margin is defined as gross profit divided by total revenue. We use this metric because it provides insights into the profitability of our jobs and helps us make informed decisions about our cost management.

	Three Months Ended March 31,
	2026	2025
(in thousands, except for gross margin)
Revenue	$676,805	$407,847
Cost of revenue	557,732	348,748

Gross profit	$119,073	$59,099
Gross margin	17.6%	14.5%

EBITDA and Adjusted EBITDA

In addition to financial measures determined in accordance with GAAP, we consider a variety of financial and operating measures in assessing the performance of our business. The key non-GAAP measures we use are EBITDA and Adjusted EBITDA.

EBITDA represents net income (loss) before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to exclude: (i) non-cash compensation expense; (ii) the (gain) or loss on the disposal of assets and the extinguishment of debt; (iii) the change in fair value of derivatives; (iv) the change in fair value of investments; (v) non-recurring private equity management fees; (vi) Tax Receivable Agreement liability remeasurements; and (vii) certain other items which we do not consider indicative of future operating performance such as one-time legal settlements not considered part of normal course business operations, transaction, integration, transition and other non-cash costs. We adjust for these items in our Adjusted EBITDA as our management believes these items would distort from their ability to efficiently view and assess core operating trends.

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

In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this Quarterly Report.

The following table reconciles the differences between Adjusted EBITDA and net income (loss), which is the most comparable GAAP measure:

	Three Months Ended March 31,
	2026	2025
(in thousands)
Net loss	$(27,414)	$(502)
Interest expense	6,897	12,691
Interest income	(1,450)	(3,272)
Provision for income taxes	4,166	262
Depreciation and amortization	23,730	19,572

EBITDA	5,929	28,751
Non-cash compensation expense	64,874	712
Gain on the disposal of property and equipment	(10)	—
Loss on the extinguishment of debt	10,688	—
Change in the fair value of derivative	—	82
Non-recurring private equity management fees, transaction, integration and transition costs, and other non-cash costs(1)	11,034	4,486
Adjusted EBITDA	$92,515	$34,031

(1)

Consists of management fees paid to American Securities, that will no longer incurred following the IPO date, one-time IPO related costs, non-recurring transaction and integration costs inclusive of deferred compensation or earn-out structures to employees of acquired businesses that are not related to normal course compensation and are conditioned on post-closing service obligations, and other non-cash or non-recurring expenses. We recorded management fees, including reimbursable expenses, of $750 and $750 for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, we recorded $6,491 related to transaction and integration costs, and non-capitalized IPO related costs, and wrote-off $3,939 of capitalized development costs included in cost of revenue related to activity from the historical development business no longer in service, which were offset by miscellaneous immaterial adjustments.

Liquidity and Capital Resources

Sources and Uses of Liquidity

IPO and Subsequent Transactions

On February 12, 2026, we completed our IPO and received $552.5 million net proceeds from the sale of 23,575,000 shares of our Class A common stock at a price to the public of $25.00 per share. The net proceeds from our IPO were used to purchase 23,575,000 newly issued LLC Interests directly from LLC at a price per unit equal to the IPO price per share of Class A common stock.

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

Sources and Uses of Liquidity

We have historically funded our operations and business activities primarily from cash flows from operating activities as well as borrowings under our Prior Credit Facilities. As of March 31, 2026, we had $384.9 million of cash, $191.5 million of undrawn availability under our New Revolving Credit Facility and $8.5 million in letters of credit issued and outstanding. We believe that our existing cash balances, cash flows from our operations and borrowings under our New Revolving Credit Facility will be sufficient to fund our operations for at least the next twelve months.

Additional Liquidity Requirements

We are a holding company and have no material assets other than our ownership of LLC Interests. We have no independent means of generating revenue. The SOLV Energy Holdings LLC Agreement provides for the payment of certain distributions to the Continuing Equity Owners and to us in amounts sufficient to cover the income taxes imposed on such members with respect to the allocation of taxable income from SOLV Energy Holdings LLC as well as to cover our obligations under the Tax Receivable Agreement and other administrative expenses.

Regarding the ability of SOLV Energy Holdings LLC to make distributions to us, the terms of our New Revolving Credit Facility contain covenants that may restrict SOLV Energy Holdings LLC or its subsidiaries from paying such distributions, subject to certain exceptions (including with respect to post-IPO public company expenses). Further, SOLV Energy Holdings LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of SOLV Energy Holdings LLC (with certain exceptions) exceed the fair value of its assets.

In addition, under the Tax Receivable Agreement, we are required to make cash payments to the TRA Participants equal to 85% of the tax benefits, if any, that we actually realize (or in certain circumstances are deemed to realize), as a result of (i) our allocable share of existing tax basis acquired in connection with the Transactions; (ii) the utilization of certain tax attributes of the Blocker Companies (including net operating losses); (iii) tax basis adjustments resulting from future redemptions or exchanges of LLC Interests; and (iv) certain tax benefits (such as interest deductions) arising from payments made under the Tax Receivable Agreement. We expect the amount of cash payments that we will be required to make under the Tax Receivable Agreement will be significant. The actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of redemptions or exchanges by the Continuing Equity Owners, the amount and timing of the taxable income we generate in the future, and the tax rates then applicable. Any payments made by us to the TRA Participants under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us.

Additionally, in the event we declare any cash dividends, we intend to cause SOLV Energy Holdings LLC to make distributions to us in amounts sufficient to fund such cash dividends declared by us to our stockholders. Deterioration in the financial condition, earnings, or cash flow of SOLV Energy Holdings LLC for any reason could limit or impair its ability to pay such distributions. If we do not have sufficient funds to pay taxes or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders.

To the extent we are unable to make payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. In addition, if SOLV Energy Holdings LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.

See “Part I—Item 1A. Risk Factors—Risks Related to Our Organizational Structure” and “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Cash Flows

The following tables present a summary of our consolidated statements of cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$14,241	$20,175
Net cash used in investing activities	$(10,440)	$(13,534)
Net cash used in financing activities	$(13,766)	$(5,602)

Operating activities

Net cash flow provided by operating activities for the three months ended March 31, 2026 was a net cash inflow of $14.2 million, a decrease of $6.0 million as compared to a net cash inflow of $20.2 million for the three months ended March 31, 2025. This decrease was primarily driven by higher net cash outflows of $58.1 million related to operating assets and liabilities, partially offset by incremental net income of $52.2 million, adjusted for non-cash items.

Investing activities

Net cash flow used in investing activities for the three months ended March 31, 2026 was a net cash outflow of $10.4 million, a decrease of $3.1 million as compared to a net cash outflow of $13.5 million for the three months ended March 31, 2025. This decrease was primarily driven by a $7.7 million increase in capital expenditures, partially offset by a $10.8 million decrease in cash paid for acquisitions.

Financing activities

Net cash flow used in financing activities for the three months ended March 31, 2026 was a net cash outflow of $13.8 million, an increase of $8.2 million as compared to a net cash outflow of $5.6 million for the three months ended March 31, 2025. This increase was primarily driven by the increase of the extinguishment of term debt of $404.2 million, incremental distributions to members of SOLV Energy Holdings LLC of $97.0 million, $47.0 million of term debt and equipment financing borrowings in 2025, a $5.5 million increase for payment of deferred acquisition consideration, a $3.5 million increase in payments for offering costs, a $2.8 million increase in payments for debt issuance costs and a $0.9 million increase in the payment of financing leases, offset by net proceeds from issuance of Class A common stock in the IPO of $552.5 million.

Critical Accounting Policies and Estimates

Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates, please see our discussion included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the Company’s critical accounting estimates since our Annual Report, except as described below.

Income Taxes

SOLV Energy Holdings LLC was historically an entity disregarded as separate from SOLV Energy Parent Holdings LP for U.S. federal income tax purposes. In connection with the Transactions, SOLV Energy Holdings LLC became taxable as a partnership under the appropriate provisions of the Code and will be a continuation of SOLV Energy Parent Holdings LP for U.S. federal income tax purposes. Therefore, federal income taxes are payable by the unitholders and no provisions are made for federal income taxes with respect to income of SOLV Energy Holdings LLC in the consolidated financial statements. However, although various state and local income taxes are imposed on a “flow- through” basis and are thus payable by the unitholders, SOLV Energy Holdings LLC has historically been subject to certain state and local income taxes at the entity level. In addition, one or more subsidiaries of SOLV Energy Holdings LLC are corporations for U.S. federal income tax purposes that are subject to U.S. federal, state and local corporate income tax.

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

Equity-Based Compensation

The 2026 Equity Incentive Plan, which was approved in connection with the IPO, provides for the issuance of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. We have granted equity instruments consisting of restricted stock awards (“RSAs”), stock options and restricted stock unit appreciation (“RUA”) to certain employees. We recognize non-cash compensation expense for equity awards over the requisite service period. The RSAs, stock options and RUA vest following time-based vesting conditions.

The fair value of each RUA is based on the cash amount a holder would receive upon the award’s vesting, which is equal to the fair value of a Class A Unit of SOLV Energy Parent Holdings LP. The fair value of the Class A Units of SOLV Energy Parent Holdings LP is estimated using generally accepted equity valuation and allocation methods. The RSAs are accounted for using a fair-value based method in which the fair values are determined by the stock price on the date of grant.

As of the date of this Quarterly Report, all of the RUA awards have vested and will be settled in cash on December 23, 2026, based on the fair market value of the Class A common stock on such date. The amount that is payable to settle the RUA awards is approximately 39.5 million as of March 31, 2026 based on the fair market value of the Class A common stock thereon.

We use the Black-Scholes pricing model to estimate the fair value of the stock options. The Black-Scholes option pricing model requires the input of highly subjective assumptions including the risk-free interest rate, the expected volatility, the expected dividend yield, and the expected time to liquidity. The assumptions used to determine the fair value of the stock options represent our best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. Non-cash compensation expense is based on awards ultimately expected to vest and is reduced for forfeitures as they occur. If factors change and different assumptions are used, our non-cash compensation expense could be materially different in the future.

Off-Balance Sheet Arrangements

As of March 31, 2026, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 3—New Accounting Pronouncements, to our unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 included elsewhere in this Quarterly Report for information regarding new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and inflation. These market risks arise in the normal course of business. During the three months ended March 31, 2026, there have been no material changes to the information included under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act, as of March 31, 2026. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

As previously described in “Item 9.A. Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, our management identified material weaknesses in our internal control over financial reporting, which continue to exist as of March 31, 2026. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weaknesses in our internal control over financial reporting:

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

Considering the foregoing, we did not maintain sufficient resources to support effective internal control over financial reporting for the year ended December 31, 2025, including personnel with an appropriate level of technical accounting and public company reporting expertise. In addition, we did not select and develop effective control activities across relevant financial reporting processes, including control activities over technology and generation of data, did not establish and deploy adequate policies and procedures and did not adequately capture and communicate certain risks or impacts due to changes in risks to support the execution of control activities. Accordingly, management concluded that these deficiencies in entity level controls also constitute a material weakness.

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

Remediation Efforts

As previously described in “Item 9.A. Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, we take the remediation of the material weaknesses described above seriously and continue to take steps to establish effective internal control over financial reporting. We began implementing a remediation plan to address the material weaknesses identified in the prior year, and our management continues to be actively engaged in the remediation efforts. We have made progress in executing our remediation plan and are continuing to enhance our control environment, including through the following actions:

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

Changes in Internal Control Over Financial Reporting

Except for the remediation measures described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described in “Item 1A. Risk Factors” in our Annual Report on Form
10-K
for the year ended December 31, 2025, which could harm our business, reputation, financial condition, and operating results, and affect the trading price of our Class A common stock. There have been no material changes in the risks affecting the Company since the filing of our Annual Report on Form
10-K
for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds
The net proceeds from the IPO were approximately $552.5 million. We used the net proceeds that we received from the IPO to purchase 23,575,000 LLC Interests from SOLV Energy Holdings LLC at a price per LLC Interest equal to the IPO price of our Class A common stock, less the underwriting discounts and commissions. In turn, we caused SOLV Energy Holdings LLC to use the net proceeds it received from us in connection with the IPO to repay in full approximately $405.6 million of amounts due upon repayment under the Term Loans, and, with respect to the remainder, for general corporate purposes. There has been no material change in the expected use of the net proceeds from the IPO.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Rule
10b5-1
Trading Arrangements
During the quarterly period ended March 31, 2026, no director or officer adopted or terminated a “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408 of Regulation
S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of SOLV Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 10-K, filed on March 25, 2026)

3.2	Amended and Restated Bylaws of SOLV Energy, Inc. incorporated by reference to Exhibit 3.2 to the Current Report on Form 10-K, filed on March 25, 2026)

10.1^	Credit Agreement, dated as of February 12, 2026, by and among SOLV Energy Intermediate Holdings LLC, SOLV Energy Acquisition LLC, the lenders party thereto and the other parties specified therein and KeyBank National Association, as administrative agent (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on February 12, 2026).

10.2^	Amended and Restated SOLV Energy Holdings LLC Agreement, dated February 10, 2026, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 12, 2026).

10.3	Tax Receivable Agreement, dated as of February 10, 2026, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 12, 2026).

10.4	Registration Rights Agreement, dated as of February 10, 2026, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 12, 2026).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed on January 16, 2026).

10.6	SOLV Energy, Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on February 11, 2026).

10.7	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, filed on January 16, 2026).

10.8	Form of Option Award Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, filed on January 16, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(*)	Filed herewith.
(**)	Furnished herewith.
(^)	Certain schedules and exhibits have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC on request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2026	SOLV ENERGY, INC.

	By:	/s/ Chad Plotkin
Name: Chad Plotkin
Title: Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)