Form 10-Q
period 2026-06-30
SOLV Energy, Inc.
filed 2026-08-14
CIK 2065636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______
Commission file number:
001-43117

SOLV Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware			33-4537250
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

16680 West Bernardo Drive	San Diego,	CA	92127
(Address of Principal Executive Offices)			(Zip Code)
(858)
251-4888
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	MWH	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Act). Yes ☐ No ☒
Number of shares of the Registrant’s Class A Common Stock as of August
14
, 2026: 123,745,401 shares
Number of shares of the Registrant’s Class B Common Stock as of August
14
, 2026: 78,641,321 shares

SOLV Energy, Inc.

FORM 10-Q

For the Three and Six Months Ended June 30, 2026

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995, which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to any historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “outlook,” “potential,” “project,” “projection,” “plan,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other similar expressions. You should evaluate all forward-looking statements made in this Quarterly Report in the context of the risks and uncertainties disclosed herein, in our Annual Report on Form 10-K, including “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our other filings with the Securities and Exchange Commission (the “SEC”), accessible on the SEC’s website at www.sec.gov and the Investors Relations section of the Company’s website at https://investors.solvenergy.com/financial-information/sec-filings. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following, each of which could have a material adverse effect on our business, financial condition and results of operations:

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

•	We are subject to various specific regulatory regimes and requirements that could result in significant compliance costs and liabilities;

•	Any actual or perceived failure to comply with new or existing laws, regulations or other requirements relating to the privacy, security and processing of personal information;

•	Changes in tax laws or our tax estimates or positions;

•	Failure to comply with anti-corruption, anti-bribery and/or international trade laws;

•	Violations of export control and/or economic sanctions laws and regulations to which we are subject and changes to U.S. foreign trade and tariff policies;

•	Immigration laws, including our inability to verify employment eligibility;

•	Our variable rate indebtedness may subject us to interest rate risk, which, subject to borrowings, could cause our debt service obligations to increase significantly;

•	Our failure to comply with the covenants contained in our credit agreements could result in an event of default that could cause repayment of our debt to be accelerated;

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

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

•	“Holdings” refers to SOLV Energy Holdings LLC.

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

•	“PV” refers to photovoltaic, i.e., the conversion of light into electricity using semiconducting materials, such as solar cells.

•	“SOLV,” the “Company,” “our company,” “we,” “us” and “our” refer to SOLV Energy, Inc. and its subsidiaries, including SOLV Energy Holdings LLC

•	“SOLV Energy Holdings LLC Agreement” refers to SOLV Energy Holdings LLC’s amended and restated limited liability company agreement.

•	“T&D” refers to transmission and distribution.

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

•	“Transactions” refers to the reorganization transactions, the redemption of units held by a minority investor, the IPO and the application of the net proceeds therefrom.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOLV Energy, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts, unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Cash and cash equivalents	$363,968	$394,876
Accounts receivable, net	392,766	269,044
Contract assets	181,525	156,744
Capitalized project development costs	3,349	17,734
Prepaid and other current assets	110,231	60,887

Total current assets	1,051,839	899,285

Property and equipment, net	122,255	106,383
Operating lease right-of-use assets	7,114	8,010
Goodwill	426,607	429,279
Intangible assets, net	333,909	362,390
Deferred tax assets	179,834	—
Other long-term assets	8,118	10,925

Total assets	$2,129,676	$1,816,272

LIABILITIES AND STOCKHOLDERS’/MEMBERS’ EQUITY
Accounts payable and accrued expenses	$680,475	$562,218
Contract liabilities	258,245	308,619
Current portion of equipment financing	6,888	6,526
Current portion of lease liabilities	16,037	12,978
Current portion of long-term debt	—	2,498

Total current liabilities	961,645	892,839

Term debt, long term	—	391,988
Equipment financing, long-term	17,514	21,317
Lease liabilities, long-term	43,181	36,559
Tax receivable agreement	240,677	—
Other long-term liabilities	15,484	18,344

Total liabilities	1,278,501	1,361,047

Commitments and Contingencies—See Note 12

Member’s equity:
Total member’s equity	—	550,334
Stockholders’ equity
Class A common stock, $0.0001 par value; 1,250,000,000 shares authorized, 123,745,401 shares issued and outstanding	13	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized, 78,646,225 shares issued and outstanding	8	—
Additional paid-in capital	483,148	—
Retained earnings (accumulated deficit)	13,612	(98,139)

Total stockholders’ equity to SOLV Energy, Inc.	496,781	(98,139)
Non-controlling interest	354,394	3,030

Total members’/stockholders’ equity	851,175	455,225

Total liabilities and stockholders’/member’s equity	$2,129,676	$1,816,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLV Energy, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$951,243	$535,952	$1,628,048	$943,799
Cost of revenue	811,630	422,891	1,369,362	771,639

Gross profit	139,613	113,061	258,686	172,160

Selling, general and administrative expenses	52,649	41,157	164,024	77,227
Amortization expense	17,281	13,768	32,160	27,536

Total operating expenses	69,930	54,925	196,184	104,763

Operating income	69,683	58,136	62,502	67,397

Loss on debt extinguishment	—	—	10,688	—
Interest expense	1,402	14,062	8,299	26,753
Interest income	(1,843)	(1,583)	(3,293)	(4,855)
Other (income) loss, net	(2,532)	(22)	(2,600)	60

Income before income taxes	72,656	45,679	49,408	45,439
Income tax expense	5,823	1,047	9,989	1,309

Net income	$66,833	$44,632	$39,419	$44,130
Less: net income attributable to non-controlling interests and LLC members prior to IPO	29,863	377	25,807	589

Net income attributable to SOLV Energy, Inc.	$36,970	$44,255	$13,612	$43,541

	Three Months Ended June 30, 2026		Period from February 12, 2026 to June 30, 2026
Net income per share:
Basic	$0.31		$0.12
Diluted	$0.30		$0.11
Weighted average shares outstanding:
Basic	118,080,650		117,137,198
Diluted	201,682,563		122,247,396
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLV Energy, Inc.
Condensed Consolidated Statements of Changes of Stockholders’/Member’s Equity
(in thousands, except share and per share amounts, unaudited)

	SOLV Energy Holdings LLC Member’s Equity (Prior to the Transactions)			SOLV Energy, Inc. Stockholders’ Equity
	Non-Controlling Interests	Accumulated Deficit	Member’s Equity	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Stockholders’ Equity	Non-controlling Interests (Post-IPO)	Total Equity
				Shares	Amount	Shares	Amount
Balance, December 31, 2025	$3,030	$(98,139)	$550,334	—	$—	—	$—	$—	$—	$—	$—	$455,225
Non-cash compensation expense prior to the Transactions and IPO	—	—	606	—	—	—	—	—	—	—	—	606
Distributions prior to the Transactions and IPO	(2,145)	—	(140,175)	—	—	—	—	—	—	—	—	(142,320)
Net income prior to the Transactions and IPO	—	13,588	—	—	—	—	—	—	—	—	—	13,588
Impacts of the Transactions and IPO
Impact of the Transactions	(885)	84,551	(410,765)	91,773,571	9	87,141,865	9	185,826	—	185,844	141,255	—
Issuance of Class A Common Stock in IPO, net of issuance costs	—	—	—	23,575,000	3	—	—	308,226	—	308,229	232,807	541,036
Establishment of deferred tax asset from IPO and Transactions	—	—	—	—	—	—	—	(71,042)	—	(71,042)	—	(71,042)
Non-cash compensation expense subsequent to the Transactions and IPO	—	—	—	—	—	—	—	32,847	—	32,847	24,811	57,658
Net loss subsequent to the Transactions and IPO	—	—	—	—	—	—	—	—	(23,358)	(23,358)	(17,644)	(41,002)
Distributions subsequent to the Transactions and IPO	—	—	—	—	—	—	—	—	—	—	(2,525)	(2,525)
Forfeiture of Class B common stock and LLC Units						(13,728)	—	—		—	—	—

Balance, March 31, 2026	$—	$—	$—	115,348,571	$12	87,128,137	$9	$455,857	$(23,358)	$432,520	$378,704	$811,224
Non-cash compensation expense	—	—	—	—	—	—	—	5,480	—	5,480	3,910	9,390
Net income	—	—	—	—	—	—	—	—	36,970	36,970	29,863	66,833
Distributions	—	—	—	—	—	—	—	—	—	—	(39,563)	(39,563)
Forfeiture of Class B common stock and LLC Units	—	—	—	—	—	(85,082)	—	—	—	—	—	—
Issuance of Class A common stock in secondary offering, net of issuance costs	—	—	—	8,396,830	1	—	—	290,497	—	290,498	—	290,498
Redemption of LLC Interests and cancellation of Class B common stock	—	—	—	—	—	(8,396,830)	(1)	(291,705)	—	(291,706)	—	(291,706)
Non-controlling interest adjustment	—	—	—	—	—	—	—	18,520	—	18,520	(18,520)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	—	4,499	—	4,499	—	4,499

Balance, June 30, 2026	$—	$—	$—	123,745,401	$13	78,646,225	$8	$483,148	$13,612	$496,781	$354,394	$851,175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLV Energy, Inc.
Condensed Consolidated Statements of Changes of Stockholders’/Member’s Equity - Continued
(in thousands, unaudited)

	SOLV Energy Holdings LLC Member’s Equity
	Non-Controlling Interest	Accumulated Deficit	Member’s Equity	Total Equity
Balance, December 31, 2024	$2,510	$(247,322)	$638,259	$393,447
Non-cash compensation expense	—	$—	$770	$770
Distributions	—	—	(47,844)	(47,844)
Net income (loss)	212	(714)	—	(502)

Balance, March 31, 2025	2,722	(248,036)	591,185	345,871
Non-cash compensation expense	—	—	763	763
Distributions	—	—	(22,712)	(22,712)
Net income	377	44,255	—	44,632

Balance, June 30, 2025	$3,099	$(203,781)	$569,236	$368,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLV Energy, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$39,419	$44,130

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	50,489	39,763
Non-cash compensation expense	79,670	1,972
Loss on extinguishment of debt (non-cash portion)	6,676	—
Write off of project development costs	4,265	752
Tax receivable agreement liability adjustment	(2,428)	—
Other	(12)	547
Change in operating assets and liabilities	(132,040)	(36,328)

Net cash provided by operating activities	46,039	50,836

Cash flows from investing activities:
Purchases of property and equipment	(15,960)	(5,313)
Cash paid for acquisitions, net of cash acquired	—	(55,756)

Net cash used in investing activities	(15,960)	(61,069)

Cash flows from financing activities:
Issuance of Class A common stock, net of underwriting discount	844,249	—
Purchase of LLC Interests	(291,706)	—
Repayment of term debt	(405,203)	(2,031)
Payment of deferred acquisition consideration	(5,500)	—
Payment of offering costs	(5,917)	—
Proceeds on debt	—	32,500
Payment of debt issuance costs	(2,800)	—
Payments for finance leases	(6,261)	(4,226)
Proceeds on equipment financing	—	14,500
Payments on equipment financing	(3,441)	(3,267)
Distributions to members of SOLV Energy Holdings LLC	(184,408)	(71,809)

Net cash used in financing activities	(60,987)	(34,333)

Net decrease in cash and cash equivalents	(30,908)	(44,566)
Cash and cash equivalents, beginning of period	394,876	207,987

Cash and cash equivalents, end of period	363,968	163,421

Supplemental cash flow information
Interest paid	8,861	24,204
Income taxes paid	11,978	598

Supplemental disclosure of non-cash financing activities:
Deferred offering costs reclassified to additional paid-in capital	11,052	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

(1)	Description of Business
SOLV Energy, Inc. was incorporated as a Delaware corporation on April 1, 2025 (Date of Formation) for the purpose of completing an initial public offering (“IPO”) of its Class A common stock and related transactions in order to continue the business of SOLV Energy Holdings LLC (“Holdings”) as a publicly-traded entity.
SOLV Energy, Inc. is a holding company whose sole material assets are the limited liability company interests in Holdings. All of our business is conducted through Holdings, together with its subsidiaries, and the financial results of Holdings are consolidated in our financial statements. Holdings is taxed as a partnership for federal income tax purposes and, as a result, its members, including SOLV Energy, Inc., pay income taxes with respect to their allocable shares of its net taxable income. Except where the context clearly indicates otherwise, “SOLV,” “we,” “us,” “our,” or the “Company” refers to SOLV Energy, Inc. and all of its direct and indirect subsidiaries, including Holdings.
Our operations are conducted primarily through our subsidiaries, SOLV Energy, LLC, SEHV Solutions, LLC (collectively, “SOLV Energy”), along with CS Energy LLC, and CS Energy Devco, LLC, (collectively, “CS Energy”), SOLV Drilling Industrial Services, LLC (“SDI”) (f/k/a Sacramento Drilling, Inc), and Spartan Infrastructure, Inc. (“Spartan”).
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
In connection with the IPO, Holdings amended and restated its limited liability company agreement to, among other things, (i) recapitalize all existing ownership interests in Holdings into a single class of common units (“LLC Interests”) and (ii) appoint a wholly-owned subsidiary of SOLV Energy, Inc. as the sole managing member of Holdings upon or prior to the acquisition of LLC Interests by SOLV Energy, Inc. in connection with the IPO. Simultaneously with the IPO, SOLV Energy, Inc. amended and restated its certificate of incorporation to, among other things, provide (i) for Class A common stock, with each share of its Class A common stock entitling its holder to one vote per share on all matters presented to the Company’s stockholders generally and (ii) for Class B common stock, with each share of the Company’s Class B common stock entitling its holder to one vote per share on all matters presented to the Company’s stockholders generally, and that shares of the Company’s Class B common stock may only be held by the direct and indirect holders of LLC Interests and the Company’s Class B common stock immediately following consummation of the Transactions (“Continuing Equity Owners”) and their respective permitted transferees. As a result, SOLV Energy, Inc. became a holding company and the sole manager of Holdings, through its wholly-owned subsidiary, with no material assets other than the ownership of the voting membership interest in the Company.
Additionally, in connection with the IPO and the related liquidation of SOLV Energy Parent Holdings LP, all outstanding Restricted Class C Units (including Legacy SOLV Units and Additional C Units issued in connection with the merger between Holdings and ASP Endeavor Acquisition LLC, the parent company of CS Energy (the “Merger”)) were converted into common units of Holdings. Vested class C Units were converted into vested common units. Unvested time units were converted into unvested common units subject to the same time-based vesting schedule. Unvested performance units were converted into common units and treated as time units at the time of original grant, with time-based vesting deemed to have commenced on the original vesting start date, resulting in a portion becoming vested and the remaining portion continuing to vest on the same schedule, subject to continued employment or service.

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
Secondary Offering
On June 1, 2026, we completed a secondary public offering of 15,000,000 shares of our Class A common stock, of which 7,698,410 shares were sold by ASP Endeavor Investco LP, ASP SOLV Aggregator LP and ASP VIII Alternative Investments Solstice, L.P. (collectively, the “selling stockholders”) and 7,301,590 shares were sold by us at an offering price of $36.00 per share, before underwriting discounts and commissions. On June 4, 2026, the underwriters exercised their overallotment option in full to purchase an additional 2,250,000 shares of our Class A common stock, of which 1,154,760 shares were sold by the selling stockholders and 1,095,240 were sold by us at an offering price of $36.00 per share, before underwriting discounts and commissions. We used all of the net proceeds from the public offering that was paid to us to purchase 8,396,830 LLC Interests from the Continuing Equity Owners at a price per LLC Interest equal to the public offering price of our Class A common stock less the underwriting discounts and commissions. We did not receive any proceeds from the sale of our Class A common stock by the selling stockholders.
We
 bore the costs associated with the sale of shares of Class A common stock by the selling stockholders, other than underwriting discounts and commissions from the shares sold by the selling stockholders.

(2)	Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of SOLV Energy, Inc. and its controlled subsidiaries which reflect all adjustments necessary to state fairly our condensed consolidated financial position, results of operations and cash flows in accordance with principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements and related notes do not include all information and footnotes required by U.S. GAAP for annual reports. The accompanying condensed consolidated interim financial statements are unaudited and should be read in conjunction with the annual consolidated financial statements, and the notes thereto for the fiscal year ended December 31, 2025. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year.
We classify certain assets and liabilities as current utilizing the duration of the related contract or program as our operating cycle, which is generally longer than one year. This primarily impacts contract liabilities and contract assets. The Company classifies all other assets and liabilities based on whether the asset will be realized or the liability will be paid within one year.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of SOLV Energy, Inc. and Holdings and its wholly-owned subsidiaries. Holdings is considered a variable interest entity and we are the primary beneficiary and, through a wholly-owned subsidiary, the sole managing member of Holdings and have decision making authority that significantly affects the performance of the entity. Accordingly, we consolidate Holdings and report non-controlling
interests representing the economic interest in Holdings held by the Continuing Equity Owners.
The
non-controlling
interests in the condensed consolidated statement of operations for the three and six months ended June 30, 2026 represents the portion of earnings attributable to the economic interest in Holdings held by the Continuing Equity Owners. The non-controlling
interests in the condensed consolidated balance sheet as of June 30, 2026 represents the portion of our consolidated net assets attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders, which was 38.9% of the total LLC Interests as of June 30, 2026.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

(3)	Summary of Significant Accounting Policies
Included below are selected significant accounting policies including those that were added or modified during the six months ended June 30, 2026 as a result of new transactions entered into or the adoption of new accounting policies. Refer to
Note 3—Summary of Significant Accounting Policies
in the Annual Report for the full list of our significant accounting policies.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and these notes.
Actual results could differ from those estimates and may result in material effects on our operating results and financial position. Estimates made in preparing the accompanying condensed consolidated financial statements primarily include, but are not limited to, those related to revenue recognition, goodwill and long-lived asset valuations, impairment assessments, stock-based compensation awards, and estimates related to the tax receivable agreement.
Materials Inventory
Materials inventory generally consists of raw materials for use on new construction projects and is stated at the lower of cost and net realizable value, with cost determined using the specific identification method. We periodically assess materials inventory for obsolescence and recoverability and record write-downs to net realizable value based on assumptions about future demand, market conditions, plans for disposal, and physical condition of the materials.
Income Taxes
After the completion of the IPO, we became subject to U.S. federal, state, and local income taxes with respect to our allocable share of taxable income of Holdings assessed at the prevailing corporate tax rates. Holdings operates as a limited liability company and is treated as a partnership for income tax purposes. Accordingly, Holdings incurs no significant liability for federal or state income taxes since the taxable income or loss is passed through to its members. Holdings incurs liabilities for certain state taxes paid directly by it, which are not significant and for which the expense is included in the provision for income taxes in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025.
We use the liability method to account for income taxes in accordance with
ASC 740—Income Taxes
. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial reporting and tax bases of assets and liabilities. Deferred tax amounts are calculated using the enacted tax rates expected to be in effect when the temporary differences reverse. Deferred tax assets are recorded when it is considered more likely than not that they will be realized. We evaluate the need for a valuation allowance by considering all available evidence, including projections of future taxable income, the timing of temporary difference reversals, the existence of tax planning strategies and historical operating results.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. As of June 30, 2026 and December 31, 2025, there were no known items that would require an accrual for uncertain tax positions.
Tax Receivable Agreement
In connection with the IPO, we entered into a Tax Receivable Agreement (“TRA”) with Holdings and the Continuing Equity Owners whereby we agreed to pay to such Continuing Equity Owners 85% of the benefits that we realize, or are deemed to realize, as a result of our allocable share of existing tax basis acquired in the IPO, increases in our share of existing tax basis and adjustments to the tax basis of the assets of Holdings as a result of sales or exchanges of common units, and certain other tax benefits related to entering into the TRA.
In addition to tax expenses, we will also make payments under the TRA, which are expected to be significant. We will account for the income tax effects and corresponding TRA’s effects resulting from future taxable purchases or redemptions of LLC Interests of the Continuing Equity Owners by recognizing an increase in deferred tax assets, based on enacted tax rates at the date of the purchase or redemption. Further, we will evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

assets and the liability for obligations under the TRA will be estimated at the time of any purchase or redemption as an adjustment to stockholders’ equity, and the effects of changes in any estimates after this date will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements. A change in our assessment of such consequences, such as realization of deferred tax assets, changes in tax laws or interpretations thereof could materially impact results.
We recognize obligations arising under the TRA in accordance with ASC 450—
Contingencies
. Obligations under the TRA are accrued when it is probable that a liability has been incurred and its amount is estimable. Liabilities associated with the TRA are classified as either current or noncurrent based on the expected date of payment and are presented in the condensed consolidated balance sheets. The exchange of partnership interest will result in an increase in TRA liabilities with a corresponding adjustment to Additional paid-in
capital. Subsequent remeasurement of the TRA liabilities is recognized in the condensed consolidated statement of operations. See Note 8 —
Income Taxes and Tax Receivable Agreement
for additional information.
Stock-Based Compensation
We account for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). Stock-based awards, including stock options. restricted stock awards. and restricted stock units are measured at their grant-date fair value and recognized as non-cash
compensation expense on a straight-line basis over the requisite service period, which generally corresponds to the vesting period of the award. The grant date fair value of restricted stock awards and restricted stock units are determined based on our Class A common stock closing price on the grant date. The grant date fair value of stock options are determined on each grant date using the Black-Scholes option pricing model, which requires us to make certain assumptions with respect to selected model inputs, such as: (i) the risk-free interest rate, (ii) the expected volatility of our Class A common stock, (iii) the expected dividend yield, and (iv) the expected term. Forfeitures are accounted for as they occur.
For periods prior to the IPO, the grant date fair value of the Restricted Class C Units was determined on each grant date using the Black-Scholes option-pricing model, which required us to make certain assumptions with respect to selected model inputs, such as: (i) the risk-free interest rate, (ii) the expected volatility of the price of the Restricted Class C Units, (iii) the expected dividend yield, and (iv) the expected time to liquidity.
Prior to the IPO, the fair value of the Restricted Unit Appreciation (“RUA”) Plan awards was measured based on the fair value of Class A units of SOLV Energy Parent Holdings LP, which was estimated using generally accepted equity valuation and allocation methods. Subsequent to the IPO, the fair value of RUA awards is derived from the fair market value of our Class A common stock on the settlement date and is therefore a Level 1 measurement. The change in fair value at each reporting end will be recognized in the condensed consolidated statement of operations.
See Note 9 – Stock-based Compensation, for additional information on our stock-based compensation plans and awards
.
Earnings per Share
Basic earnings per share is computed by dividing net income (loss) attributable to SOLV Energy, Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed by giving effect to all potential shares, including LLC Interests (which may be held indirectly through SOLV Energy Management Holdings LP), stock-options, restricted stock awards, and restricted stock unit awards, to the extent dilutive. We use the
“if-converted”
method to determine the potential dilutive effects of the vested LLC Interests and the treasury stock method to determine the potential dilutive effects of the unvested LLC Interests and the vesting of the outstanding equity awards. Both methods are used as if the common units and outstanding equity awards were converted into our Class A common stock as of the IPO date.

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
“
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic
220-40):
Disaggregation of Income Statement Expenses
.” The update requires entities to tabularly disclose in the footnotes to the financial statements, the amounts of purchased inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. The standard also requires disclosure of the amount and a qualitative description of other items remaining in relevant expense captions that are not separately disaggregated. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and both prospective and retrospective application are permitted. We are currently assessing the effect of this update.
In September 2025, the FASB issued ASU
2025-06,
“
Intangibles-Goodwill and
Other-Internal-Use
Software (Subtopic
350-40):
Targeted Improvements to the Accounting for
Internal-Use
Software
”, which amends the guidance on
internal-use
software. The ASU removed all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic
350-40.
Instead an entity is required to start capitalizing software costs when 1) management has authorized and committed to funding the software project and 2) it is probable that the project will be completed, and the software will be used to perform the function intended (referred to as the
“probable-to-complete
recognition threshold”). Among other things, the ASU also specified that disclosures are required for all capitalized internal-use
software costs, regardless of how these costs are presented in the financial statements. The ASU is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently assessing the effect of this update.

(4)	Revenue from Contracts with Customers
Revenue Overview
We apply the guidance in ASC 606,
Revenue from Contracts with Customers (Topic 606)
, when recognizing revenue associated with its contracts with customers. We generate revenue from the construction of new solar, battery storage, T&D or other projects pursuant to EPC contracts. We also generate revenue from maintaining, upgrading, or repowering existing solar, battery storage or T&D projects pursuant to O&M agreements.
We recognize revenue using the
percentage-of-completion
method (an input method), based on costs incurred to date compared to total estimated costs. Costs related to uninstalled materials are included in this calculation provided that control of those materials has transferred to the customer. This method is the most accurate measure of our contract performance because it directly measures the value of the goods and services transferred to the customer.
Estimated costs include our latest estimates using judgments with respect to labor hours and costs, materials, subcontractor costs, among other costs. Changes to total estimated costs or losses, if any, are recognized in the period in which they are determined to be assessed at the contract level.
For our O&M agreements, revenue is also generally recognized over time as the customer simultaneously receives and consumes the benefits of our performance as we perform the service. For our fixed price O&M agreements with specified service periods, revenue is generally recognized on a straight-line basis over such service period when our inputs are expended evenly and the customer receives and consumes the benefits of our performance throughout the contract term.
Revenues recognized by us from the sale of development projects are recognized at a point in time when control of the related project transfers to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for the project.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

The following table presents our revenue disaggregated by service type:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
By service type:
New Construction	$913,122	95.9%	$486,155	90.7%	$1,563,855	96.1%	$863,316	91.5%
Existing infrastructure	27,970	2.9%	36,401	6.8%	52,934	3.3%	62,909	6.7%
Other	10,151	1.2%	13,396	2.5%	11,259	0.6%	17,574	1.8%

Total revenues	$951,243	100.0%	$535,952	100.0%	$1,628,048	100.0%	$943,799	100.0%

Variable Consideration
The nature of our contracts gives rise to variable consideration, including unexecuted change orders and liquidated damage penalties. Change orders are for goods and services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract. We recognize revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. We estimate the amount of revenue to be recognized on variable consideration by using the expected value or the most likely amount method, whichever is expected to better predict the amount.
Estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based on an assessment of the anticipated performance and all information (historical, current, and forecasted) that is reasonably available including, but not limited to, contractual entitlement and documented approval by customers.
Change in Estimates
Due to uncertainties inherent in the estimation process and the significant judgments involved in determining variable consideration, our estimates of costs to complete performance obligations and transaction prices may change as new information becomes available.
Revenues were positively impacted by $24,320 and $27,278 during the three months ended June 30, 2026 and 2025, respectively, as a result of changes in estimates associated with performance obligations on contracts partially satisfied prior to March 31, 2026 and 2025, respectively. Revenues were positively impacted by $49,486 and $30,660 during the six months ended June 30, 2026 and 2025, respectively, as a result of changes in estimates associated with performance obligations on contracts partially satisfied prior to December 31, 2025 and 2024, respectively.
Practical Expedient
If we have a right to consideration from a customer in an amount that corresponds directly with the value of our performance completed to date, we recognize revenue in the amount to which it has a right to invoice for services performed.
Remaining Performance Obligations
As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,546,244, which is related to our EPC service contracts. We anticipate recognizing revenue on substantially all the remaining performance obligations under these contracts over the next 12 to 18 months.
For our O&M agreements, we have elected to apply the optional exemption, which waives the requirement to disclose the remaining performance obligation for revenue recognized through the right to invoice practical expedient and contracts that have an original expected duration of one year or less.
Contract Assets and Liabilities
During the six months ended June 30, 2026 and 2025, we recognized revenue of $296,596 and $207,293 related to contract liabilities outstanding as of the beginning of each respective period.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

Contract assets and liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Contract assets	$181,525	$156,744

Contract liabilities, current	$258,245	$308,619
Contract liabilities, noncurrent (1)	1,215	1,363

Total contract liabilities	$259,460	$309,982

(1)	Noncurrent contract liabilities are presented within “Other long-term liabilities” on the Condensed Consolidated Balance Sheets.
Contract assets and liabilities fluctuate period to period based primarily on changes in the number and size of projects in progress at period end, variability in billing and payment terms, and the amounts of unapproved change orders and contract claims. The increase in contract assets for the six months ended June 30, 2026 was primarily attributable to the commencement of new projects in 2026, partially offset by completion of certain projects and the corresponding billings of amounts previously recorded in contract assets.
The decrease in contract liabilities for the six months ended June 30, 2026 is due primarily to the completion of certain projects and satisfaction of performance obligations related to contract amounts previously billed, partially offset by the commencement of new projects in 2026 and timing of billings in relation to costs incurred on certain projects.

(5)	Segment Information
In the first quarter of 2026, we had a segment change moving from two operating segments to one operating segment to align with how our chief operating decision maker (the “CODM”) manages the business. Our CODM is our Chief Executive Officer. As a result of this change, we now have one operating segment and one reportable segment.
Our CODM allocates resources and assesses our performance based on consolidated net income, as reported on the condensed consolidated statement of operations, which, as the segment measure of profit or loss that is most consistent with U.S. GAAP, is the required segment measure. Our CODM uses this to make decisions regarding our business, including performance assessments and strategic and operational planning, in compliance with ASC 280,
Segment Reporting
. Consolidated net income was $66,833 and $44,632 for the three months ended June 30, 2026 and 2025, respectively, and $39,419 and $44,130 for the six months ended June 30, 2026 and 2025, respectively. Our CODM is regularly provided with expense categories for the Company’s single operating segment that are the same as the expense captions present in our condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

(6)	Intangible Assets
We determined the value of our intangible assets upon acquisition based on fair value assumptions determined at that time. We amortize intangible assets with finite useful lives over their respective estimated useful lives using the straight-line method. The following table summarizes our intangible assets:

	As of June 30, 2026
	Remaining Weighted Average Amortization Period in Years	Intangible Assets	Accumulated Amortization	Intangible Assets, Net
Trade Name	8.1	$120,370	$(48,611)	$71,759
Customer Relationships	5.0	345,800	(171,646)	174,154
Patents/Know-How	10.5	126,000	(38,004)	87,996

Total		$592,170	$(258,261)	$333,909

	As of December 31, 2025
	Intangible Assets	Accumulated Amortization	Intangible Assets, Net
Trade Name	$120,670	$(43,378)	$77,292
Customer Relationships	343,900	(152,376)	191,524
Backlog	60,190	(58,813)	1,377
Patents/Know-How	126,000	(33,803)	92,197

Total	$650,760	$(288,370)	$362,390

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

(7)	Debt Obligations
Debt obligations consisted of the following:

	June 30, 2026	December 31, 2025
Long-term debt	$—	$397,128
Less: unamortized issuance costs	—	(5,140)

Long-term debt, net	$—	$391,988

Current portion of long-term debt	$—	$4,063
Less: unamortized issuance costs	—	(1,565)

Current portion of long-term debt, net	$—	$2,498

Extinguishment of Term Debt
In connection with the completion of the IPO and the application of the net proceeds therefrom, we terminated our existing term credit agreement and fully repaid outstanding term debt of approximately $401,100. We recognized a $10,485 loss on the extinguishment of debt relating to the write-off
of unamortized debt issuance costs of $6,419 and prepayment penalty of $4,066.
New Revolving Credit Facility
On February 12, 2026, in connection with the IPO, we terminated our Prior Revolving Facility and entered into our New Revolving Credit Facility with various lenders providing for revolving borrowings in an aggregate principal amount of
$200,000.
The obligations under the New Revolving Credit Facility are secured by substantially all of the assets of Holdings and its subsidiaries.
The New Revolving Credit Facility matures on February 12, 2031 and is subject to the usual and customary affirmative and negative covenants for facilities and transactions of this type. The New Revolving Credit Facility bears interest at a rate per annum equal to either of the following, plus, in each case, an applicable margin ranging from
0.50% to 1.25%, with respect
to
base rate borrowings and 1.50% to 2.25% with respect to SOFR borrowings, in each case, based on our total net leverage ratio: (a) the base rate and (b) a benchmark reference rate.
The New Revolving Credit Facility is subject to an annual unused line fee which shall accrue at a rate ranging from
0.20% to 0.35%,
based on the total net leverage ratio. For additional information regarding the terms of the New Revolving Credit Facility including interest rates, maturities, covenants and collateral, refer to Note 8—Debt Obligations in our Annual Report on Form
10-K
for the year ended December 31, 2025.
As of June 30, 2026, there were no borrowings outstanding under the New
Revolving Credit Facility
and $13,355 of letters of credit were outstanding.
The Prior Revolving Facility was legally terminated and replaced with the New Revolving Credit Facility, and we accounted for the replacement as a modification of a revolving-debt arrangement. The analysis was based on a comparison of borrowing capacity under the

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

Prior Revolving Facility and the New Revolving Credit Facility. Accordingly, the unamortized deferred financing costs of
$1,598
associated with the Prior Revolving Facility continue to be deferred and are amortized over the term of the New Revolving Credit Facility.
In connection with our entry into the New
Revolving Credit Facility
, we incurred approximately $2,919 of lender and third-party fees.
Amortization of debt issuance costs, which is included within interest expense in the condensed consolidated statements of operations, was approximately $224 and $150 for the three months ended June 30, 2026 and 2025, respectively, and $343 and $297 for the six months ended June 30, 2026 and 2025, respectively.

(8)	Income Taxes and Tax Receivable Agreement
We are organized as a corporation for income tax purposes and are subject to federal, state and local taxes on our income, which is primarily sourced from our membership interest in Holdings held for any given reporting period. Holdings is a partnership for U.S. federal income tax purposes and, as a result, its members, including us, will pay income taxes with respect to their allocable shares of its taxable income.
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items, for the reporting period.
For the three and six months ended June 30, 2026, our effective tax rates were 8.0% and 20.2%, respectively. The differences between our estimated annual effective income tax rate and the U.S. federal statutory rate were primarily attributable to the exclusion of income and related taxes associated with noncontrolling interests, partially offset by the tax effects of stock-based compensation. These effective tax rates were higher than the tax rates for the three and six months ended June 30, 2025, primarily because, prior to the initial public offering, we were organized as a pass through entity for U.S. federal income tax purposes and generally did not pay income taxes in most jurisdictions.
On February 12, 2026, we recorded a net deferred tax asset of $101,302 primarily related to (i) the temporary difference between the book and tax basis of its investment in Holdings of $69,866 (ii) $19,423 of tax benefits from future deductions attributable to payments under the Tax Receivable Agreements, and (iii) $12,005 tax deductions for NOL carryovers as a result of the Blocker Companies merger.
The initial deferred tax asset was recorded as an adjustment to additional paid-in
capital in the condensed consolidated balance sheets. Additionally, and concurrent with the Transactions, we recorded a liability pursuant to the TRA of $172,344 and a corresponding reduction to additional paid-in
capital. The net impact to additional
paid-in
capital was a reduction of $71,042 and is presented within our condensed consolidated statements of stockholders’ equity.
In connection with the IPO and the Transactions, we entered into the TRA with the Continuing Equity Owners that provides for the payment by us to the Continuing Equity Owners of 85% of the benefits, that we realize, or are deemed to realize, as a result of our allocable share of existing tax basis acquired in the IPO and other tax benefits related to entering into the TRA.
Secondary Offering
On June 1, 2026, we completed a secondary offering that involved an exchange of LLC interests for an equal number of shares of Class A common stock. We recognized an additional liability for obligations under the TRA of $70,751 and a deferred tax asset of $75,250, the net effect of which was recorded as an adjustment to stockholders’ equity.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

(9)	Stock-Based Compensation
In connection with the IPO, stockholders approved the 2026 Equity Incentive Plan (the “2026 Plan”), which became effective on February 12, 2026. The 2026 Plan is administered by our board of directors or a committee thereof and provides for customary limitations, including an annual compensation limit applicable to non-employee
directors.
The 2026 Plan provides for the issuance of up to 7,500,000 shares of Class A common stock for equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, and includes an annual automatic increase in the share reserve equal to 3% of the total number of shares of Class A common stock outstanding as of the end of the immediately preceding fiscal year, beginning on January 1 following the IPO and continuing through the ninth anniversary of the effective date of the 2026 Plan, unless our board of directors determines a lesser increase for any such year. As of June 30, 2026, 4,157,754 shares of Class A common stock are available for future grant under the 2026 Plan.
Restricted Stock Awards (“RSA”)
In connection with the IPO on February 12, 2026, we awarded an aggregate of 261,000 shares of restricted stock to certain of our executives and employees and non-employee
directors under the 2026 Plan with an aggregate grant date fair value of $6,525. The RSAs were awarded to all employees with at least one year of service at the time of the IPO. The RSAs cliff vest on the third anniversary of the completion of the IPO, subject to continued employment on such date. Additionally, vesting is subject to certain change in control and termination provisions as provided in the award agreements. No RSAs have been awarded since the IPO. During the three and six months ended June 30, 2026, 10,400 and 14,000 RSAs were forfeited, respectively.
As of June 30, 2026, all the RSAs that are outstanding remain unvested. The grant date fair value of each RSA of $25.00 per share was based on the fair value of a share of Class A common stock at the time of the IPO. Our total non-cash
compensation expense for RSAs was approximately $521 and $797 for the three and six months ended June 30, 2026, respectively, and is included in “Cost of revenue” and “Selling, general and administrative expenses” in the condensed consolidated statements of operations.
We expect to recognize the unamortized
RSA-related
non-cash
compensation expense of approximately $5,378 as of June 30, 2026 over a weighted-average period of approximately 2.6 years.
Restricted Stock Units (“RSU”)
During the three months ended June 30, 2026, we awarded an aggregate of 45,814 RSUs to certain employees under the 2026 Plan with an aggregate grant date fair value of $1,937. Twenty-five percent (25%) of the RSUs vest on each of the first four anniversaries of the grant date, subject to continued employment on such date. All unvested units are forfeited upon termination of employment. Unvested units vest immediately if the holder is terminated without cause within 24 months following a change in control.

No
RSUs were forfeited during the three months ended June 30, 2026.
As of June 30, 2026, all of the awarded RSUs remain outstanding and unvested. The $42.27 per share fair value of each RSU was based on the fair value of a share of Class A common stock on the grant date. The total compensation expense for RSUs was approximately $72 for the three and six months ended June 30, 2026, and is included in “Cost of revenue” and “Selling, general and administrative expenses” in the condensed consolidated statements of operations. We expect to recognize the unamortized
RSU-related
compensation expense of approximately $1,865 as of June 30, 2026 over a weighted-average period of approximately 3.9 years.
Stock Options
In connection with the IPO on February 12, 2026, we awarded an aggregate of 3,077,446 stock options exercisable for shares of Class A common stock with an exercise price per share of $25.00 based on the fair value at the time of the IPO. These option awards were made under the 2026 Plan in connection with the conversion of legacy Class C profits interests of Holdings into

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

LLC Units effected at the IPO, as described in our prospectus dated February 11, 2026. The options will vest in three equal annual installments over the three-year period following the IPO, subject to continued employment through the vesting date. Unvested options are generally forfeited upon termination of employment, and all options, whether vested or unvested, are forfeited if employment is terminated for cause. Unvested options vest immediately if the holder is terminated without cause within 24 months following a change in control. Options expire ten years from the grant date unless forfeited or terminated earlier under the terms of the award agreement or the 2026 Plan.
During the three months ended June 30, 2026, an additional 25,000 stock options were granted. During the three and six months ended June 30, 2026,
48,106
and 53,014 stock options were forfeited, respectively.
As of June 30, 2026, all of the outstanding stock options remain unvested. Total non-cash
compensation expense for the outstanding stock options was approximately $2,935 and $4,518 for the three and six months ended June 30, 2026, respectively, and is included in “Cost of revenue” and “Selling, general and administrative expenses” in the condensed consolidated statements of operations.
We expect to recognize the unamortized stock option-related
non-cash
compensation expense of approximately $31,217 as of June 30, 2026 over a weighted-average period of approximately 2.6 years.
We estimate the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which greatly affect the fair value of each stock option. The weighted-average assumptions used to estimate the fair value of stock options granted during the six months ended June 30, 2026 were as follows:

Six Months Ending June 30, 2026
Fair value of stock option	$11.71 - $13.20
Risk-free interest rate	3.73% - 4.02%
Expected life (years) (1)	6.0
Expected dividend yield	—
Volatility	39% - 43%

(1)
Expected life (years): The expected life was estimated using the simplified method due to a lack of historical exercise activity. The simplified method calculates the expected life as the mid-point
between the vesting date and the contractual expiration date of the award.

Restricted Unit Appreciation (“RUA”) Plan
At the completion of the IPO, all of the RUA awards had vested and the outstanding RUA awards will be settled in cash on or within 60 days following December 23, 2026, based on the fair market value of the Class A common stock on December 23, 2026. The aggregate cash amount that is payable to settle the outstanding RUA awards as of June 30, 2026 is approximately $44,747. The change in fair value was recognized in “Cost of revenue” and “Selling, general and administrative expenses” in the condensed consolidated statements of operations.
Restricted Class C Unit Conversion
The Reorganization Transactions entered into in connection with the IPO consequently ended the Restricted Class C unit and Additional Class C unit plans and caused all outstanding units to be converted into a number of LLC Interests (which may be held indirectly through SOLV Energy Management Holdings LP) with a time-based vesting condition. Prior to the IPO, the Restricted Class C units were granted to employees and non-employees
with time, performance and multiple on invested capital (“MOIC”) vesting conditions.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

In connection with the IPO, vested Restricted Class C units and Additional Class C units were converted into vested LLC Interests (which may be held indirectly through SOLV Energy Management Holdings LP). The unvested Restricted Class C that were time-vesting units and unvested Additional Class C units converted into unvested LLC Interests with the same time vesting schedule. The unvested Restricted Class C units that were performance and MOIC vesting units were converted into LLC Interests and are treated as if they were time-vesting units at the time of grant, such that a portion of such LLC Interests are vested and a portion are unvested subject to the remaining time vesting schedule that applies to the time-vesting units. For each LLC Interest outstanding, there is a corresponding share of our Class B common stock tied to it. The shares of Class B common stock have voting rights, but no economic rights.
We determined that the exchange of the Restricted Class C time and performance vesting units and the Additional Class C units for LLC Interests (which may be held indirectly through SOLV Energy Management Holdings LP) and Class B common stock tied to such LLC Interests) is a Type I modification pursuant to ASC 718,
Compensation – Stock Compensation (“ASC 718”)
because the units prior to and after the exchange are expected to vest. We recorded
$1,754 and $3,307 in
non-cash
compensation expense associated with the Restricted Class C time vesting units, performance vesting units and the Additional Class C units for the three and six months ended June 30, 2026 in the condensed consolidated statements of operations. As of June 30, 2026, there was $10,693, $1,462 and $1,691 of unrecognized non-cash
compensation expense expected to be recognized through 2029, respectively for these units.
We determined that the exchange of the Restricted Class C MOIC-vested units for LLC Interests (which may be held indirectly through SOLV Energy Management Holdings LP) and Class B common stock is a Type III modification pursuant to ASC 718 because the MOIC-vested units vesting condition was deemed improbable and is now considered probable. As a result of the exchange, we recognized a one-time
incremental
non-cash
compensation expense of approximately
$52,270 for the applicable vested LLC Interests in the condensed consolidated statement of operations for the six months ended June 30, 2026. We recorded $4,112 and $6,688 in non-cash
compensation expense associated with these MOIC-vested units for the three and six months ended June 30, 2026, respectively, and is included in Cost of revenue and Selling, general and administrative expenses in the condensed consolidated statements of operations. As of June 30, 2026, there was $11,089 of unrecognized non-cash
compensation expense expected to be recognized through 2029.

(10)	Stockholders’/Members’ Equity
The following table summarizes the capitalization and voting rights of our classes of stock as of June 30, 2026:

	Authorized	Issued & Outstanding	Votes per share	Economic Rights
Preferred Stock	20,000,000	None	N/A	N/A
Common Stock:
Class A	1,250,000,000	123,745,401	1	Yes
Class B	100,000,000	78,646,225	1	No
Our board of directors is authorized to direct us to issue shares of preferred stock in one or more series and the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through June 30, 2026, no series of preferred stock have been issued.
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

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

Holders of our Class B common stock do not have any right to receive dividends or to receive a distribution upon dissolution or liquidation. Additionally, holders of shares of our Class B common stock do not have preemptive, subscription, redemption or conversion rights. There will be no redemption or sinking fund provisions applicable to the Class B common stock. Any amendment of our amended and restated certificate of incorporation that gives holders of our Class B common stock (i) any rights to receive dividends or any other kind of distribution, (ii) any right to convert into or be exchanged for Class A common stock or (iii) any other economic rights will require, in addition to stockholder approval, the affirmative vote of holders of our Class A common stock voting separately as a class. We must, at all times, maintain (i) a one-to-one
ratio between the number of shares of Class A common stock issued by us and the number of LLC Interests owned by us, and (ii) maintain a one-to-one
ratio between the number of shares of Class B common stock owned by the Continuing Equity Owners and the number of LLC Interests owned by the Continuing Equity Owners.
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
The LLC Interests held by Continuing Equity Owners include a redemption right which may be settled by us, at our election, through the (i) issuance of a new share of Class A common stock for each LLC Interest redeemed or (ii) settled by cash proceeds received from a qualifying offering of Class A common stock. The LLC Interests are not classified as temporary equity as the cash settlement is limited to the proceeds from a new offering of Class A common stock which is equity-classified.
Noncontrolling Interests
SOLV Energy, Inc., through a wholly owned subsidiary, became the sole manager of Holdings and accordingly consolidates the results of operations of Holdings. The noncontrolling interests balance on our consolidated balance sheets represents the portion of LLC Interests held by the Continuing Equity Owners. Net (loss) income is attributed to the noncontrolling interests based on the weighted-average ownership percentages of LLC Interests outstanding during the period.
As of June 30, 2026, SOLV Energy, Inc., directly and indirectly, held 123,745,401 LLC Interests of Holdings resulting in an ownership interest of 61.1%.

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Net income attributable to SOLV Energy, Inc.	$36,970	$13,612
Transfers from (to) non-controlling interests:
Increase in additional paid-in capital as a result of non-controlling interest adjustments, including the secondary offering	18,520	18,520
Decrease in additional paid-in capital as a result of the redemption of LLC interests in connection with the secondary offering	(1,208)	(1,208)

Total effect of changes in ownership interest on equity attributable to SOLV Energy, Inc.	$54,282	$30,924

(11)	Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to us by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share is computed by adjusting the net income available to us and the weighted average shares outstanding to give effect to potentially dilutive securities. Shares of Class B common stock are noneconomic and are not entitled to receive any distributions or dividends and are therefore excluded from this presentation since they are not participating securities.
Our current capital structure is not reflective of the capital structure of Holdings prior to the IPO and the Transactions. Prior to the IPO, Holdings membership structure included Class A Units and Restricted Class C Units. We analyzed the calculation of earnings per unit for the periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, earnings per share has not been presented for the period of the year prior to the IPO or for the three and six months ended June 30, 2025.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

Basic and diluted earnings per share of common stock for the three and six months ended June 30, 2026 have been computed as follows

	Three Months Ended June 30, 2026	Period from February 12, 2026 to June 30, 2026
Basic net income per share:
Numerator :
Net income	$66,833	$39,419
Less: Net income attributable to non-controlling interests and LLC members prior to IPO	29,863	25,807

Net income attributable to SOLV Energy, Inc., basic and diluted	$36,970	$13,612

Denominator :
Weighted average shares of common stock outstanding, basic	118,080,650	117,137,198

Net income per share, basic	$0.31	$0.12

Diluted net income per share:
Numerator:
Net income attributable to SOLV Energy, Inc., basic and diluted	$36,970	$13,612
Add: Net income attributable to non-controlling interests from assumed exchange of LLC Interests	29,863	—
Less: Income tax expense on net income attributable to non- controlling interest at 22.5%	(6,719)	—

Net income attributable to SOLV Energy, Inc., diluted	$60,114	$13,612

Denominator:
Weighted average shares of common stock outstanding, basic	118,080,650	117,137,198
Effect of dilutive securities:
Vested LLC Interests a ttributable to Continuing Equity Owners	78,400,204	—
Unvested LLC Interests a ttributable to Management Holdings	5,088,760	5,021,202
Restricted Stock Awards	82,874	69,307
Stock Options	30,075	19,689
Weighted averages shares of common stock outstanding, diluted	201,682,563	122,247,396

Net income per share, diluted	$0.30	$0.11

The calculation of diluted net income per share for the three and six months ended June 30, 2026 excludes the restricted stock units granted under the 2026 Plan because their inclusion in the calculation would be anti-dilutive.
The following securities were excluded from the computation of diluted net income per share for the period presented because their effect on net income per share would have been anti-dilutive:

	Three Months Ended June 30, 2026	Period from February 12, 2026 to June 30, 2026
Vested LLC Interests a ttributable to Continuing Equity Owners	—	72,718,537
Restricted Stock Units	45,814	45,814

(12)	Commitments and Contingencies
Legal Proceedings
From time to time, we are involved in various lawsuits, claims, inquiries and other regulatory and compliance matters, most of which are routine to the nature of our business.
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

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

Based upon current information, we concluded that the impact of the resolution of these matters would not be, individually or in the aggregate, material to our financial position, results of operations or cash flows.
Warranties
We provide warranties for EPC and O&M projects, guaranteeing the work performed against defects in equipment, materials, design, or workmanship. The length of the warranty period is generally two years. Materials and equipment used in construction are either provided by the customers or warranted against defects by suppliers. The warranty claims that we historically received have not been substantial.
See Note 15 –
Details of Certain Accounts
for warranty reserves recorded on the condensed consolidated balance sheets.
Tariffs
In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). We are evaluating the impacts of these developments on our results of operations, as well as more recent changes regarding tariffs. We will continue to monitor developments on tariff policy and evaluate any changes to the applicability of tariffs to our business as they occur. As of June 30, 2026, we have not recorded any impact for potential recovery of tariff-related costs as the processes related to such recovery remain uncertain.

(13)	Related Party Transactions
Transactions with a Minority Investor
Prior to the IPO and the related liquidation of SOLV Energy Parent Holdings LP, on December 20, 2025, SOLV Energy Parent Holdings LP redeemed the units held by a minority investor in exchange for a $112,500 note secured by a first priority lien on all of SOLV Energy Parent Holdings LP’s assets, including its equity interests in Holdings. The note was subsequently settled in January 2026 using cash on hand distributed upstream to SOLV Energy Parent Holdings LP from Holdings.
Transactions with American Securities
We were party to certain management consulting agreements with American Securities (“Consulting Agreements”), pursuant to which American Securities agreed to provide us certain management and legal services. We were required to pay American Securities an annual fee to $3,000, payable in equal quarterly cash installments. The Consulting Agreements were terminated in connection with the consummation of the IPO and Reorganization, and no further amounts are payable to American Securities. Payments made under the consulting agreements, including reimbursable expenses, were $0 and $750 during the three and six months ended June 30, 2026, respectively, and $1,204 and $1,954 during the three and six months ended June 30, 2025, respectively. These amounts are included in “Selling, general and administrative expenses”.
In connection with the redemption of the minority investor units noted above, SOLV Energy, LLC entered into a loan agreement, dated as of January 5, 2026, with affiliated funds of American Securities. The loan agreement was terminated on February 12, 2026 in connection with the IPO.
Secondary Offering
In June 2026, a secondary public offering was completed with certain selling stockholders for 8,853,170 shares of our Class A common stock. We did not receive any proceeds from the sale of our Class A common stock by the selling stockholders. We bore the costs associated with the sale of shares of Class A common stock by the selling stockholders, other than underwriting discounts and commissions from the shares sold by the selling stockholders, which were approximately $1,273 and were included in “Selling, general and administrative expenses”
.

(14)	Business Combinations
SDI Acquisition
On January 8, 2025, we acquired 100% of the ownership interests in SDI, a solar predrill and pile foundation installation contractor based in Sacramento, California. The aggregate consideration for the acquisition was approximately $16,941, of which approximately $11,154 was paid in cash at closing and $5,500 is deferred and payable on the one-year
anniversary of the acquisition. On January 8, 2026, we settled the remaining $5,500 deferred acquisition payment obligation.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per
share
amounts
,
unaudited
)

Our condensed consolidated financial statements include SDI’s revenue and net income which were immaterial for the three and six months ended June 30, 2026 and 2025. Pro forma financial information has not been presented for the SDI acquisition as the impact to our condensed consolidated financial statements was not material.
Spartan Acquisition
On June 13, 2025, we acquired 100% of the equity interests of Spartan for an approximate acquisition purchase price of $67,006, which was paid in cash at closing. Spartan specializes in providing services related to infrastructure development and investment, specifically Spartan self-performs electrical transmission construction services and provides procurement and subcontracting engineering services.
We recorded provisional amounts for certain acquired assets and liabilities as the valuations were not complete as of the acquisition date. During the three months ended June 30, 2026, we finalized the allocation of the purchase consideration to the acquired assets and liabilities and recorded adjustments of $3,600 to intangible assets and $1,142 to deferred taxes, with the corresponding $2,458 adjustment recorded to goodwill.
Our condensed consolidated financial statements include Spartan’s revenue and net income which were immaterial for the three and six months ended June 30, 2026 and 2025. Pro forma financial information has not been presented for the Spartan acquisition as the impact to our condensed consolidated financial statements was not material.

(15)	Details of Certain Accounts
Capitalized Project Development Costs
A reconciliation of capitalized project development costs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Capitalized project development costs, at beginning of period	$13,297	$26,463	$17,734	$25,204
Costs (refunded) capitalized during the period	(564)	1,514	(1,062)	1,514
Costs expensed from sale of projects during the period	(9,058)	(2,942)	(9,058)	(1,683)
Impaired costs written off during the period	(326)	(752)	(4,265)	(752)

Capitalized project development costs, at end of period	$3,349	$24,283	$3,349	$24,283

Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

	June 30, 2026	December 31, 2025
Supplier deposits	$54,561	$43,485
Materials inventory	35,829	4,594
Non-trade receivables	1,084	3,473
Prepaid insurance	10,301	2,942
Rebates receivable	1,565	2,495
Other	6,891	3,898

Total prepaids and other current assets	$110,231	$60,887

Property and Equipment
Property and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
Machinery and equipment	$94,378	$80,022
Vehicles	4,517	4,391
Vehicles under finance leases	72,116	56,724
Furniture and fixtures	2,848	2,845
Leasehold improvements	15,516	15,214
Computer equipment	5,679	5,305
Construction in progress	5,244	3,340
Buildings and land	477	467

Property and equipment, gross	200,775	168,308
Less: Accumulated depreciation	(78,520)	(61,925)

Property and equipment, net of accumulated depreciation	$122,255	$106,383

The following table summarizes depreciation expense included in “Cost of revenue” and “Selling, general and administrative expenses”:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$8,512	$6,128	$16,407	$10,395
Selling, general and administrative expenses	966	295	1,922	1,832

Total depreciation expense	$9,478	$6,423	$18,329	$12,227

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
Vendor payables and accrued purchases	$523,157	$422,853
Accrued compensation and benefits	76,836	73,330
Restricted Unit Appreciation Plan liability	44,747	32,854
Indirect taxes payable	24,092	11,905
Accrued professional services	5,884	8,580
Accrued warranty	5,759	4,278
Deferred acquisition consideration	—	5,500
Accrued interest	—	2,918

Total accounts payable and accrued expenses	$680,475	$562,218

Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Warranty reserves	8,119	6,300
Deferred tax liability	6,150	5,339
Deferred compensation liability	—	5,343
Deferred revenue	1,215	1,362

Total other long-term liabilities	$15,484	$18,344

(16)	Subsequent Events
Acquisition of Roberson Waite Electric
On July 1, 2026, we completed the previously-announced acquisition of 100% of the ownership interest in Roberson Waite Electric (“Roberson Waite”) for
$
40,865
in cash at closing, subject to customary post-closing adjustments, and up to $
9,000
payable in subsequent years, subject to certain performance criteria. Roberson Waite is a California-based provider of utility substation construction, testing, commissioning, and related infrastructure services
.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2026, and should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. This discussion and analysis contains forward-looking statements, including statements regarding industry outlook, our expectations for the future of our business and our liquidity and capital resources as well as other non-historical statements. These statements are based on current expectations and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in this Quarterly Report, including the “Cautionary Note Regarding Forward-Looking Statements,” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Our actual results may differ materially from those contained in or implied by these forward-looking statements. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

The historical results of operations discussed in this Quarterly Report are those of Holdings prior to the completion of the Transactions, including the IPO. As a result, the historical consolidated financial data may not give you an accurate indication of what our actual results would have been if the Transactions had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. See “The Transactions” in our Annual Report on Form 10-K for the year ended December 31, 2025 and this Form 10-Q for more information.

Recent Developments

Secondary Offering

On June 1, 2026, we completed a public secondary offering of 7,698,410 shares of our Class A common stock by affiliates of American Securities (the “selling stockholders”) and 7,301,590 shares of our Class A common stock by us at an offering price of $36.00 per share. We and the selling stockholders granted the underwriters, a 30-day option period to purchase up to an additional 2,250,000 shares of our Class A common stock. On June 4, 2026, the underwriters exercised their overallotment option in full to purchase the additional shares of our Class A common stock. We used all of the net proceeds from the offering paid to us to purchase LLC Interests from the Continuing Equity Owners, including our Sponsor, directors and, indirectly through the purchase of LLC Interests from Management Holdings, our executive officers at a price per LLC Interest equal to the public offering price of our Class A common stock less the underwriting discounts and commissions. We did not receive any proceeds from the sale of our Class A common stock by the selling stockholders.

Factors Affecting Our Performance

Our revenues, profit, margins and other results of operations can be influenced by a variety of factors in any given period, including those described under the section entitled “Risk Factors” included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025, and those factors have caused fluctuations in our results in the past and are expected to cause fluctuations in our results of operations in the future. For additional information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Key Factors Affecting Our

Performance” included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the factors since our Annual Report.

The following table sets forth a summary of our financial highlights for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(dollars in thousands)
Revenue	$951,243	$535,952	$1,628,048	$943,799
Gross profit	139,613	113,061	258,686	172,160
Net income	66,833	44,632	39,419	44,130
EBITDA(1)	98,974	78,349	104,903	107,100
Adjusted EBITDA(1)	117,480	86,291	209,996	120,320

(1)

EBITDA and Adjusted EBITDA are non-GAAP financial measures. See “Key Performance Indicators and Non-GAAP Financial Measures” below for our definition of, and additional information about, EBITDA and Adjusted EBITDA, and for a reconciliation to net income, the most directly comparable U.S. GAAP financial measure.

Revenue disaggregated by job type

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(dollars in thousands)
New construction(1)	$913,122	$486,155	$1,563,855	$863,316
Existing infrastructure(2)	27,970	36,401	52,934	62,909
Other(3)	10,151	13,396	11,259	17,574

Total	$951,243	$535,952	$1,628,048	$943,799

(1)	Includes revenue for jobs involving the construction of a new solar, battery storage, T&D or other projects pursuant to EPC contracts or LNTP agreements.
(2)	Includes revenue from jobs involving maintaining, upgrading, repowering, or repairing existing solar, battery storage, T&D or other projects pursuant to commercial agreements.
(3)	Includes development fees from the sale of projects we developed and sold to third parties and SDI small and large diameter drilling projects.

New construction revenue by project type

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(dollars in thousands)
Solar PV / Solar PV + Battery Storage	$851,945	$437,050	$1,429,282	$787,216
Standalone Battery Storage	20,569	30,272	43,640	39,814
T&D	40,608	18,833	90,933	36,286

Total	$913,122	$486,155	$1,563,855	$863,316

Backlog

For infrastructure services providers, backlog can be an indicator of future revenue. As of June 30, 2026 our Total Backlog was $8,860 million, which includes all Signed Backlog, Awarded Backlog, and Estimated Corrective Maintenance Backlog.

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

Results of Operations

A discussion of our results of operations for the three and six months ended June 30, 2026 and 2025 is set forth below.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following table summarizes our consolidated results of operations for the three months ended June 30, 2026 and 2025, including as a percentage of revenue, as well as the dollar and percentage change from the prior year’s three months ended:

	Three Months Ended June 30,				Change
	2026		2025		$	%
(in thousands)
Revenue	951,243	100.0%	535,952	100.0%	415,291	77.5%
Cost of revenue(1)	811,630	85.3%	422,891	78.9%	388,739	91.9%

Gross profit	139,613	14.7%	113,061	21.1%	26,552	23.5%
Selling, general and administrative expenses(2) (3)	52,649	5.5%	41,157	7.7%	11,492	27.9%
Amortization expense	17,281	1.8%	13,768	2.6%	3,513	25.5%

Total operating expenses	69,930	7.4%	54,925	10.2%	15,005	27.3%

Operating income	69,683	7.3%	58,136	10.8%	11,547	19.9%
Loss on debt extinguishment	—	—%	—	—%	—	NM
Interest expense	1,402	0.1%	14,062	2.6%	(12,660)	(90.0)%
Interest income	(1,843)	(0.2)%	(1,583)	(0.3)%	(260)	16.4%
Other (income) loss, net	(2,532)	(0.3)%	(22)	NM	(2,510)	NM

Income before income taxes	72,656	7.6%	45,679	8.5%	26,977	59.1%
Income tax expense	5,823	0.6%	1,047	0.2%	4,776	456.2%

Net income	66,833	7.0%	44,632	8.3%	22,201	49.7%
Less: net income attributable to non-controlling interests and LLC members prior to IPO	29,863	3.1%	377	0.1%	29,486	NM

Net income attributable to SOLV Energy, Inc.	$36,970	3.9%	$44,255	8.3%	$(7,285)	(16.5)%

(1) Includes non-cash compensation expense of $5.4 million and $— million for the three months ended June 30, 2026 and 2025, respectively.

(2) Includes non-cash compensation expense of $9.4 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively.

(3) Includes management fees paid to American Securities that are no longer being incurred following the IPO date, one-time IPO related costs, non-recurring transaction and integration costs inclusive of deferred compensation or earn-out structures to employees of acquired businesses that are not related to normal course compensation and are conditioned on post-closing service obligations, and other non-cash or non-recurring expenses. We recorded management fees, including reimbursable expenses, of $— and $1,204 for the three months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026, we recorded $4,745 related to transaction and integration costs, and non-capitalized IPO related costs.

NM – Percentage is not meaningful

Revenue

Revenue increased by $415.3 million to $951.2 million for the three months ended June 30, 2026 compared to $536.0 million for the three months ended June 30, 2025, primarily driven by an increase in new construction and the contribution from acquisition of $427.0 million, offset by a decrease in existing infrastructure of $8.4 million attributable to a significant repair project in 2025 that did not recur in 2026 and a decrease of project development sales of $3.2 million.

Cost of revenue

Cost of revenue increased by $388.7 million to $811.6 million for the three months ended June 30, 2026 compared to $422.9 million for the three months ended June 30, 2025, in line with the increase in revenues. Gross profit as a percentage of revenue decreased for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 primarily due to project performance including contingency release from later stage projects, the impact from a significant repair project, and higher development sales, all during the three months ended June 30, 2025. Additional decreases in gross profit as a percentage of revenue related to the prospective 2026 classification of certain non-cash compensation and annual incentive compensation accruals in Cost of revenue rather than Selling, general and administrative expense.

Selling, general and administrative expenses

	Three Months Ended June 30,				Change
(in thousands)	2026		2025		$	%
Selling, general and administrative expense	$52,649	100.0%	$41,157	100.0%	$11,492	100.0%
Less: Non-cash compensation expense	9,418	17.9%	1,260	3.1%	8,158	71.0%
Less: Transaction, integration, and non-capitalized IPO related costs	4,745	9.0%	4,843	11.8%	(98)	(0.9)%

Remaining selling, general and administrative expense	$38,486	73.1%	$35,054	85.2%	$3,432	29.9%

Selling, general and administrative expenses increased by $11.5 million to $52.6 million for the three months ended June 30, 2026 compared to $41.2 million for the three months ended June 30, 2025. The increase was primarily driven by $8.2 million of higher non-cash compensation expense, including a $4.3 million increase related to modified legacy equity awards in connection with the IPO reorganization, a $2.6 million increase from restricted stock and stock option grants, and a $1.3 million increase in the fair value of the RUA liability due to changes in our stock price. The increase also reflected a $4.6 million investment in the organization to support administrative needs and new growth, and $2.4 million of non-recurring transaction and integration costs. These increases were partially offset by prospective 2026 classification of certain non-cash compensation and annual incentive compensation accruals in Cost of revenue rather than Selling, general and administrative expense, as well as lower costs incurred to prepare for the IPO in 2026.

Amortization expense

Amortization expense increased by $3.5 million to $17.3 million for the three months ended June 30, 2026 compared to $13.8 million for the three months ended June 30, 2025, which was a result of amortization expense related to newly acquired intangible assets resulting from recent acquisitions.

Interest expense

Interest expense decreased by $12.7 million to $1.4 million for the three months ended June 30, 2026 compared to $14.1 million for the three months ended June 30, 2025, which was primarily driven by lower interest expense as a result of the retirement of the Term Loans from proceeds from the IPO in February 2026.

Other (income) loss, net

Other income, net increased by $2.5 million for the three months ended June 30, 2026, which was a result the remeasurement of our Tax Receivable Agreement liability.

Income tax expense

Income tax expense increased by $4.8 million to $5.8 million for the three months ended June 30, 2026, compared to $1.0 million for the three months ended June 30, 2025. The increase primarily resulted from us becoming subject to U.S. federal, state and local income taxes on our allocable share of taxable income of Holdings following the IPO and Transactions, as well as from the impact of a one-time, non-cash stock-based compensation charge related to the modification of legacy equity awards that was not deductible for income tax purposes.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following table summarizes our consolidated results of operations for the six months ended June 30, 2026 and 2025, including as a percentage of revenue, as well as the dollar and percentage change from the prior year’s six months ended:

	Six Months Ended June 30,				Change
	2026		2025		$	%
(in thousands)
Revenue	1,628,048	100.0%	943,799	100.0%	684,249	72.5%
Cost of revenue(1)	1,369,362	84.1%	771,639	81.8%	597,723	77.5%

Gross profit	258,686	15.9%	172,160	18.2%	86,526	50.3%
Selling, general and administrative expenses(2) (3)	164,024	10.1%	77,227	8.2%	86,797	112.4%
Amortization expense	32,160	2.0%	27,536	2.9%	4,624	16.8%

Total operating expenses	196,184	12.1%	104,763	11.1%	91,421	87.3%

Operating income	62,502	3.8%	67,397	7.1%	(4,895)	(7.3)%
Loss on debt extinguishment	10,688	0.7%	—	—%	10,688	NM
Interest expense	8,299	0.5%	26,753	2.8%	(18,454)	(69.0)%
Interest income	(3,293)	(0.2)%	(4,855)	(0.5)%	1,562	(32.2)%
Other (income) loss, net	(2,600)	(0.2)%	60	0.0%	(2,660)	NM

Income before income taxes	49,408	3.0%	45,439	4.8%	3,969	8.7%
Income tax expense	9,989	0.6%	1,309	0.1%	8,680	663.1%

Net income	39,419	2.4%	44,130	4.7%	(4,711)	(10.7)%
Less: net income attributable to non-controlling interests and LLC members prior to IPO	25,807	1.6%	589	0.1%	25,218	NM

Net income attributable to SOLV Energy, Inc.	$13,612	0.8%	$43,541	4.6%	$(29,929)	(68.7)%

(1)	Includes non-cash compensation expense of $10.7 million and $— million for the six months ended June 30, 2026 and 2025, respectively.

(2)

Includes non-cash compensation expense of $69.0 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively, related primarily to the modification and accelerated vesting of legacy equity awards in connection with the IPO.

(3)

Management fees paid to American Securities that are no longer being incurred following the IPO date, one-time IPO related costs, non-recurring transaction and integration costs inclusive of deferred compensation or earn-out structures to employees of acquired businesses that are not related to normal course compensation and are conditioned on post-closing service obligations, and other non-cash or non-recurring expenses. We recorded management fees, including reimbursable expenses, of $750 and $1,954 for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, we recorded $11,237 related to transaction and integration costs, and noncapitalized IPO related costs.

NM – Percentage is not meaningful

Revenue

Revenue increased by $684.2 million to $1,628.0 million for the six months ended June 30, 2026 compared to $943.8 million for the six months ended June 30, 2025, which was primarily driven by an increase in new construction and the contribution from acquisition of $700.5 million, offset by a decrease in existing infrastructure of $10.0 million attributable to a significant repair project in 2025 that did not recur in 2026 and a decrease of development sales of $6.3 million.

Cost of revenue

Cost of revenue increased by $597.7 million to $1,369.4 million for the six months ended June 30, 2026 compared to $771.6 million for the six months ended June 30, 2025, in line with the increase in revenues. Gross profit as a percentage of revenue decreased for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 primarily due to project performance including contingency release from later stage projects, the impact from a significant repair project, and higher development sales, all during the six months ended June 30, 2025. Additional decreases in gross profit as a percentage of revenue related to the prospective 2026 classification of certain non-cash compensation and annual incentive compensation accruals in Cost of revenue rather than Selling, general and administrative expense.

Selling, general and administrative expenses

	Six Months Ended June 30,				Change
(in thousands)	2026		2025		$	%
Selling, general and administrative expense	$164,024	100.0%	$77,227	100.0%	$86,797	100.0%
Less: Non-cash compensation expense	68,979	42.1%	1,972	2.6%	67,007	77.2%
Less: Transaction, integration, and non-capitalized IPO related costs	11,237	6.9%	8,083	10.5%	3,154	3.6%

Remaining selling, general and administrative expense	$83,808	51.1%	$67,172	87.0%	$16,636	19.2%

Selling, general and administrative expenses increased by $86.8 million to $164.0 million for the six months ended June 30, 2026 compared to $77.2 million for the six months ended June 30, 2025. The increase was primarily driven by $67.0 million of higher non-cash compensation expense, including a $59.4 million increase related to modified legacy equity awards in the IPO reorganization, which included a $52.3 million one-time charge, a $4.1 million increase from restricted stock and stock option grants, and a $3.5 million increase in the fair value adjustment of the RUA liability due to changes in our stock price. The increase also reflected a $15.3 million investment in the organization to support administrative needs and new growth, and $4.8 million of non-recurring transaction and integration costs. These increases were partially offset by prospective 2026 classification of certain non-cash compensation and annual incentive compensation expense accruals in Cost of revenue rather than Selling, general and administrative expense, as well as lower costs incurred to prepare for the IPO in 2026.

Amortization expense

Amortization expense increased by $4.6 million to $32.2 million for the six months ended June 30, 2026 compared to $27.5 million for the six months ended June 30, 2025, which was a result of amortization expense related to newly acquired intangible assets resulting from recent acquisitions.

Interest expense

Interest expense decreased by $18.5 million to $8.3 million for the six months ended June 30, 2026 compared to $26.8 million for the six months ended June 30, 2025, which was primarily driven by lower interest expense as a result of the retirement of the Term Loans from proceeds from the IPO in February 2026.

Interest income

Interest income decreased by $1.6 million to $3.3 million for the six months ended June 30, 2026 compared to $4.9 million for the six months ended June 30, 2025, which was primarily a result of customer interest received from delayed payments of $2.6 million in 2025, partially offset by $1.0 million higher interest income on higher cash balances.

Other (income) loss, net

Other (income) loss, net increased by $2.7 million to $2.6 million for the six months ended June 30, 2026 compared to a loss of $0.1 million for the six months ended June 30, 2025, primarily due to the remeasurement of our Tax Receivable Agreement liability.

Income tax expense

Income tax expense increased by $8.7 million to $10.0 million for the six months ended June 30, 2026, compared to $1.3 million for the six months ended June 30, 2025. The increase primarily resulted from us becoming subject to U.S. federal, state and local income taxes on our allocable share of taxable income of Holdings following the IPO and Transactions, as well as from the impact of a one-time, non-cash stock-based compensation charge related to the modification of legacy equity awards that was not deductible for income tax purposes.

Components of our Results of Operations

The following discussion describes certain line items in our condensed consolidated statements of operations. There have been no material changes to the components of our results of operations described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2025, except as described below.

Non-controlling interest

In connection with the Transactions, our wholly-owned subsidiary was appointed as the sole managing member of Holdings pursuant to the SOLV Energy Holdings LLC Agreement. Because we indirectly manage and operate the business and control the strategic decisions and day-to-day operations of Holdings and also have a substantial financial interest in Holdings, we consolidate the financial results of Holdings, and a portion of our net income (loss) is allocated to the non-controlling interest to reflect the entitlement of the Continuing Equity Owners to a portion of Holdings’ net income (loss). We hold approximately 61.1% of the LLC Interests, and the remaining LLC Interests are held by the Continuing Equity Owners.

Income tax expense

Our business was historically operated through Holdings, a limited liability company. For U.S. federal income tax purposes, Holdings was historically treated as an entity disregarded as separate from SOLV Energy Parent Holdings LP, a Delaware limited partnership that was a partnership for U.S. federal income tax purposes. As a disregarded entity, Holdings was not subject to U.S. federal income tax; however, historical income tax expense reflects certain state and local taxes, and Spartan Infrastructure, Inc. (a subsidiary of Holdings) is a corporation for U.S. federal income tax purposes that is subject to U.S. federal, state and local corporate income tax.

In connection with the Transactions, Holdings became taxable as a partnership for U.S. federal income tax purposes (which will be a continuation of SOLV Energy Parent Holdings LP for U.S. federal income tax purposes) and SOLV Energy, Inc. acquired LLC Interests in Holdings. As a partnership for U.S. federal income tax purposes, Holdings will generally not be subject to U.S. federal income tax. As a result of its ownership of LLC Interests, SOLV Energy, Inc., which is a corporation for U.S. federal income tax purposes, is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Holdings and is taxed at the prevailing corporate tax rates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands, except for gross margin)
Revenue	$951,243	$535,952	$1,628,048	$943,799
Cost of revenue	811,630	422,891	1,369,362	771,639

Gross profit	$139,613	$113,061	$258,686	$172,160
Gross margin	14.7%	21.1%	15.9%	18.2%

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

The following table reconciles the differences between Adjusted EBITDA and net income (loss), which is the most comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)
Net income	$66,833	$44,632	$39,419	$44,130
Interest expense	1,402	14,062	8,299	26,753
Interest income	(1,843)	(1,583)	(3,293)	(4,855)
Provision for income taxes	5,823	1,047	9,989	1,309
Depreciation and amortization	26,759	20,191	50,489	39,763

EBITDA	98,974	78,349	104,903	107,100
Non-cash compensation expense	14,796	1,260	79,670	1,972
(Gain)/loss on the disposal of property and equipment	(24)	3	(34)	3
Loss on the extinguishment of debt	—	—	10,688	—
Change in the fair value of derivative	—	(28)	(1)	54
Tax receivable agreement remeasurement	(2,428)	—	(2,428)	—
Non-recurring private equity management fees, transaction, integration and transition costs, and other non-cash costs(1)	6,162	6,707	17,198	11,191

Adjusted EBITDA	$117,480	$86,291	$209,996	$120,320

(1)

Consists of management fees paid to American Securities, that are no longer being incurred following the IPO date, one-time IPO related costs, non-recurring transaction and integration costs inclusive of deferred compensation or earn-out structures to employees of acquired businesses that are not related to normal course compensation and are conditioned on post-closing service obligations, and other non-cash or non-recurring expenses. We recorded management fees, including reimbursable expenses, of $— and $1,204 for the three months ended June 30, 2026 and 2025, respectively and $750 and $1,954 for the six months ended June 30, 2026 and 2025. For the three months ended June 30, 2026, we recorded $4,745 related to transaction and integration costs, and non-capitalized IPO related costs, and wrote-off $1,292 of capitalized development costs and other development assets included in cost of revenue related to activity from the historical development business no longer in service, which were offset by miscellaneous immaterial adjustments. For the six months ended June 30, 2026, we recorded $11,237 related to transaction and integration costs, and noncapitalized IPO related costs, and wrote-off $5,232 of capitalized development costs and other development assets included in cost of revenue related to activity from the historical development business no longer in service, which were offset by miscellaneous immaterial adjustments.

Liquidity and Capital Resources

Sources and Uses of Liquidity

IPO and Subsequent Transactions

On February 12, 2026, we completed our IPO and received $552.5 million net proceeds from the sale of 23,575,000 shares of our Class A common stock at a price to the public of $25.00 per share. The net proceeds from our IPO were used to purchase 23,575,000 newly issued LLC Interests directly from Holdings at a price per unit equal to the IPO price per share of Class A common stock.

In connection with the IPO, SOLV Energy Inc. caused Holdings to use the net proceeds received from the sale of LLC Interests to SOLV Energy, Inc. to repay in full approximately $405.6 million of amounts due upon repayment under the Term Loans, and the remainder for general corporate purposes, which could include growth initiatives, including potential merger and acquisition opportunities. Additionally, we have entered into the New Revolving Credit Facility with various lenders in an aggregate amount of approximately $200.0 million.

Sources and Uses of Liquidity

We have historically funded our operations and business activities primarily from cash flows from operating activities as well as borrowings under our Prior Credit Facilities. As of June 30, 2026, we had $364.0 million of cash, $186.6 million of undrawn availability under our New Revolving Credit Facility and $13.4 million in letters of credit issued and outstanding. We believe that our existing cash balances, cash flows from our operations and borrowings under our New Revolving Credit Facility will be sufficient to fund our operations for at least the next twelve months.

Additional Liquidity Requirements

We are a holding company and have no material assets other than our ownership of LLC Interests. We have no independent means of generating revenue. The SOLV Energy Holdings LLC Agreement provides for the payment of certain distributions to the Continuing Equity Owners and to us in amounts sufficient to cover the income taxes imposed on such members with respect to the allocation of taxable income from Holdings as well as to cover our obligations under the Tax Receivable Agreement and other administrative expenses.

Regarding the ability of Holdings to make distributions to us, the terms of our New Revolving Credit Facility contain covenants that may restrict Holdings or its subsidiaries from paying such distributions, subject to certain exceptions (including with respect to post-IPO public company expenses). Further, Holdings is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Holdings (with certain exceptions) exceed the fair value of its assets.

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

To the extent we are unable to make payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. In addition, if Holdings does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.

Additionally, in the event we declare any cash dividends, we intend to cause Holdings to make distributions to us in amounts sufficient to fund such cash dividends declared by us to our stockholders. Deterioration in the financial condition, earnings, or cash flow of Holdings for any reason could limit or impair its ability to pay such distributions. If we do not have sufficient funds to pay taxes or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders.

See “Part I—Item 1A. Risk Factors—Risks Related to Our Organizational Structure” and “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Cash Flows

The following tables present a summary of our consolidated statements of cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$46,039	$50,836
Net cash used in investing activities	$(15,960)	$(61,069)
Net cash used in financing activities	$(60,987)	$(34,333)

Operating activities

Net cash flow provided by operating activities for the six months ended June 30, 2026 was a net cash inflow of $46.0 million, a decrease of $4.8 million as compared to a net cash inflow of $50.8 million for the six months ended June 30, 2025. This decrease was driven by higher net cash outflows of $95.7 million related to operating assets and liabilities, primarily supplier deposits and materials inventory, partially offset by a $90.9 million increase in net income after adjusting for non-cash items.

Investing activities

Net cash flow used in investing activities for the six months ended June 30, 2026 was a net cash outflow of $16.0 million, a decrease of $45.1 million as compared to a net cash outflow of $61.1 million for the six months ended June 30, 2025. This decrease was primarily driven by a $55.8 million decrease in cash paid for acquisitions, partially offset by a $10.6 million increase in capital expenditures.

Financing activities

Net cash flow used in financing activities for the six months ended June 30, 2026 was a net cash outflow of $61.0 million, an increase of $26.7 million as compared to a net cash outflow of $34.3 million for the six months ended June 30, 2025. This increase was primarily driven by the increase of term debt repayments from extinguishment of term debt of $403.2 million, repurchase of LLC interests of $291.7 million, increased distributions to members of Holdings of $112.6 million, $47.0 million of term debt and equipment financing borrowings in 2025, a $5.5 million increase for payment of deferred acquisition consideration, a $8.7 million increase in payments for equity and debt issuance costs, and a $2.2 million increase in the payment of finance leases and equipment financing, offset by net proceeds from issuance of Class A common stock of $844.2 million.

Critical Accounting Policies and Estimates

Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates, please see our discussion included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting estimates since our Annual Report, except as described below.

Income Taxes

Holdings was historically an entity disregarded as separate from SOLV Energy Parent Holdings LP for U.S. federal income tax purposes. In connection with the Transactions, Holdings became taxable as a partnership under the appropriate provisions of the Code and will be a continuation of SOLV Energy Parent Holdings LP for U.S. federal income tax purposes. Therefore, federal income taxes are payable by the unitholders and no provisions are made for federal income taxes with respect to income of Holdings in the consolidated financial statements. However, although various state and local income taxes are imposed on a “flow- through” basis and are thus payable by the unitholders, Holdings has historically been subject to certain state and local income taxes at the entity level. In addition, one or more subsidiaries of Holdings are corporations for U.S. federal income tax purposes that are subject to U.S. federal, state and local corporate income tax.

After the closing of the IPO, we became subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Holdings and are taxed at the prevailing corporate tax rates. In addition to tax expenses, we may incur expenses related to our operations, plus expected payments under the Tax Receivable Agreement, which may be significant. We intend to cause Holdings to make distributions in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any payments due under the Tax Receivable Agreement. We will account for the income tax effects and corresponding Tax Receivable Agreement’s effects resulting from future taxable exchanges or redemptions of LLC Interests held by Continuing Equity Owners and its permitted transferees by recognizing an increase in deferred tax assets, based on enacted tax rates at the date of the purchase or redemption.

Further, we evaluated the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the Tax Receivable Agreement will be estimated at the time of any purchase or redemption and is expected to be accounted for as an adjustment to member’s equity, and the effects of changes in any of our estimates after this date will be included in net income (loss). Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized and, when necessary, a valuation allowance is established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. A change in the assessment of such consequences, such as realization of deferred tax assets, changes in tax laws or interpretations thereof could materially impact our results.

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

Equity-Based Compensation

The 2026 Equity Incentive Plan, which was approved in connection with the IPO, provides for the issuance of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. We have granted equity instruments consisting of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock options and restricted unit appreciation awards (“RUA”) to certain employees. We recognize non-cash compensation expense for equity awards over the requisite service period. The RSAs, RSUs, stock options and RUA vest following time-based vesting conditions.

The fair value of each RUA is based on the cash amount a holder would receive upon the award’s vesting, which prior to the IPO was equal to the fair value of a Class A Unit of SOLV Energy Parent Holdings LP. The fair value of the Class A Units of SOLV Energy Parent Holdings LP was estimated using generally accepted equity valuation and allocation methods. Subsequent to the IPO, the fair value of RUA awards is derived from the fair market value of our Class A common stock on the settlement date. The RSAs are accounted for using a fair-value based method in which the fair values are determined by the stock price on the date of grant.

As of the date of this Quarterly Report, all of the RUA awards have vested and the outstanding RUA awards will be settled in cash within 60 days following December 23, 2026, based on the fair market value of the Class A common stock on December 23, 2026. The amount that is payable to settle the RUA awards is approximately $44.7 million as of June 30, 2026 based on the fair market value of the Class A common stock thereon.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 3—Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and inflation. These market risks arise in the normal course of business. During the six months ended June 30, 2026, there have been no material changes to the information included under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act, as of June 30, 2026. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

As previously described in “Item 9.A. Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, our management identified material weaknesses in our internal control over financial reporting, which continue to exist as of June 30, 2026. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weaknesses in our internal control over financial reporting:

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

Nonetheless, management believes that our consolidated financial statements included in this filing have been prepared in accordance with generally accepted accounting principles. Our CEO and CFO have certified that, based on such officer’s knowledge, the financial statements and other financial information included in this filing fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented. In addition, we developed and are implementing a remediation plan for the material weaknesses, as described below.

Remediation Efforts

As previously described in “Item 9.A. Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, we take the remediation of the material weaknesses described above seriously and continue to take steps to establish effective internal control over financial reporting. We began implementing a remediation plan to address the material weaknesses identified in the prior year, and our management continues to be actively engaged in the remediation efforts. We have made progress in executing our remediation plan and are continuing to enhance our control environment, including through the following actions:

•

designing and documenting our internal control framework and implementing entity level, business process and IT controls. This includes formalizing and performing additional control activities across key financial reporting processes, including process-level and transaction-level controls in areas such as procure-to-pay, revenue recognition, fair value measurements and other significant estimates, period-end financial reporting, and IT General Controls;

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

Changes in Internal Control Over Financial Reporting

Except for the remediation measures described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds
The net proceeds from the IPO were approximately $552.5 million. We used the net proceeds that we received from the IPO to purchase 23,575,000 LLC Interests from Holdings at a price per LLC Interest equal to the IPO price of our Class A common stock, less the underwriting discounts and commissions. In turn, we caused Holdings to use the net proceeds it received from us in connection with the IPO to repay in full approximately $405.6 million of amounts due upon repayment under the Term Loans, and, with respect to the remainder, for general corporate purposes. There has been no material change in the expected use of the net proceeds from the IPO.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Rule
10b5-1
Trading Arrangements
During the quarterly period ended June 30, 2026, no director or officer adopted or terminated a “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408 of Regulation
S-K.

ITEM 6. EXHIBITS

Exhibit

Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of SOLV Energy , Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 10-K, filed on March 25, 2026)

3.2	Amended and Restated Bylaws of SOLV Energy , Inc. incorporated by reference to Exhibit 3.2 to the Current Report on Form 10-K, filed on March 25, 2026)

10.1*	Form of Restricted Stock Unit Award Agreement

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(*)	Filed herewith.
(**)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2026	SOLV ENERGY, INC.

	By:	/s/ Chad Plotkin
Name: Chad Plotkin
Title: Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)