Form 10-Q
period 2026-09-30
SOLV Energy, Inc.
filed 2026-11-12
CIK 2065636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☑
Number of shares of the Registrant’s Class A Common Stock as of November 9, 2026: 131,444,011 shares
Number of shares of the Registrant’s Class B Common Stock as of November 9, 2026: 71,265,259 shares

SOLV Energy, Inc.
FORM 10-Q
For the Three and Nine Months Ended September 30, 2026

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995, which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to any historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “outlook,” “potential,” “project,” “projection,” “plan,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other similar expressions. You should evaluate all forward-looking statements made in this Quarterly Report in the context of the risks and uncertainties disclosed herein, in our Annual Report on Form 10-K, including “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our other filings with the Securities and Exchange Commission (the “SEC”), accessible on the SEC’s website at www.sec.gov and the Investors Relations section of the Company’s website at https://investors.solvenergy.com/financial-information/sec-filings. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following, each of which could have a material adverse effect on our business, financial condition and results of operations:
•A wide range of factors, many that are beyond our control, can impact the timing, performance or profitability of our projects, any of which can result in additional costs to us, reductions or delays in revenues, the payment of liquidated damages by us or project termination;
•Our results of operations, financial condition and other financial and operational disclosures are based upon estimates and assumptions that may differ from actual results or future outcomes;
•Changes in estimates related to revenues and costs associated with our contracts with customers could result in a reduction or elimination of revenues, a reduction of profits or the recognition of losses;
•Backlog may not be realized or may not result in profits and may not accurately represent future revenue;
•The imposition of additional duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other governments;
•our results of operations may vary significantly from quarter to quarter;
•The reduction, elimination or expiration of government incentives for, or regulations mandating the use of, renewable energy and battery storage specifically;
•Limitations on the availability or an increase in the price of materials, equipment and subcontractors that we and our customers depend on to complete and maintain projects;
•Our business is labor-intensive, and we may be unable to attract and retain qualified employees or we may incur significant costs in the event we are unable to efficiently manage our workforce or the cost of labor increases;
•The loss, or reduction in business from, certain significant customers;
•Many of our contracts may be canceled or suspended on short notice or may not be renewed upon completion or expiration, and we may be unsuccessful in replacing our contracts;
•We may fail to adequately recover on contract modifications against project owners for payment or performance;
•The nature of our business exposes us to potential liability for warranty, engineering and other related claims;
•During the ordinary course of our business, we are subject to lawsuits, claims and other legal proceedings, as well as bonding claims and related reimbursement requirements;
•We can incur liabilities or suffer negative financial or reputational impacts relating to health and safety matters;
•Disruptions to our information technology systems or our failure to adequately protect critical data, sensitive information and technology systems;
•We have identified material weaknesses in our internal control over financial reporting and if our remediation of the material weaknesses is not effective, or if we otherwise fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations;
•Any deterioration in the quality or reputation of our brands, which can be exacerbated by the effect of social media or significant media coverage;
•The loss of, or our inability to attract or keep, key personnel could disrupt our business;
•Our inability to successfully execute our acquisition strategy;

•We may be unable to compete for projects if we are not able to obtain surety bonds, letters of credit or bank guarantees;
•We are generally paid in arrears for our services and may enter into other arrangements with certain of our customers, which could subject us to potential credit or investment risk and the risk of client defaults;
•Insurance and claims expenses, as well as the unavailability or cancellation of third-party insurance coverage;
•Our business and results of operations are subject to physical risks including those associated with climate change;
•Our business is subject to operational hazards, including, among others, damage from severe weather conditions and electrical hazards, that can result in significant liabilities, and we may not be insured against all potential liabilities;
•Increasing scrutiny and changing expectations from various stakeholders with respect to corporate sustainability practices may impose additional costs on us or expose us to reputational or other risks;
•Our unionized workforce and related obligations;
•Our inability to maintain, protect or enforce our rights in intellectual property;
•We may be subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies;
•We use artificial intelligence technologies in our business, and the deployment, use, and maintenance of these technologies involve significant technological and legal risks;
•Negative macroeconomic conditions and industry-specific market conditions;
•Fluctuations in economic, political, financial, industry and market conditions on a regional, national or global basis, including as a result of, among other things, inflationary pressure that impacts our costs associated with labor, equipment and materials, increased interest rates, default or threat of default by the U.S. federal government with respect to its debt obligations, U.S. government shutdowns, natural disasters and other emergencies (e.g., wildfires, weather-related events or pandemics), deterioration of global or specific trade relationships, or acts of war, including but not limited to conflicts in the Middle East, geopolitical conflicts and political unrest;
•Projects in our industry can have long sales cycles requiring significant upfront investment of resources;
•Our revenues and profitability can be negatively impacted if our customers encounter financial difficulties or file for bankruptcy or disputes arise with our customers;
•The highly competitive nature of our business;
•Technological advancements in other forms of power generation could negatively affect our business;
•Regulatory requirements applicable to our industry and changes in current and potential legislative and regulatory initiatives may adversely affect demand for our services;
•We are subject to complex federal, state and other environmental, health and safety laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities;
•We are subject to various specific regulatory regimes and requirements that could result in significant compliance costs and liabilities;
•Any actual or perceived failure to comply with new or existing laws, regulations or other requirements relating to the privacy, security and processing of personal information;
•Changes in tax laws or our tax estimates or positions;
•Failure to comply with anti-corruption, anti-bribery and/or international trade laws;
•Violations of export control and/or economic sanctions laws and regulations to which we are subject and changes to U.S. foreign trade and tariff policies;
•Immigration laws, including our inability to verify employment eligibility;
•Our variable rate indebtedness may subject us to interest rate risk, which, subject to borrowings, could cause our debt service obligations to increase significantly;
•Our failure to comply with the covenants contained in our credit agreements could result in an event of default that could cause repayment of our debt to be accelerated;

•We may incur substantial additional indebtedness in the future and may not be able to generate sufficient cash to service such indebtedness, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful; and
•The expenses that are required in order to operate as a public company.
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
Certain Definitions
Unless otherwise specified or the context requires otherwise in this Quarterly Report, all references to:
•“American Securities” or “Sponsor” refers to American Securities LLC, a private equity firm, and affiliated funds managed by American Securities.
•“Blocker Companies” refers to ASP VIII SOLV LP and ASP VIII CSE LP.
•“Blocker Shareholders” refers collectively to the owners of the Blocker Companies prior to the acquisition of the Blocker Companies by SOLV Energy, Inc., who exchanged their interests in the Blocker Companies for shares of our Class A common stock in connection with the consummation of the Transactions, and includes any aggregator vehicle to which such owners contribute such shares of Class A common stock in connection with the consummation of the Transactions.
•“Continuing Equity Owners” refers collectively to direct and indirect holders of LLC Interests and our Class B common stock immediately following consummation of the Transactions, including American Securities, Management Holders and other minority investors and their respective permitted transferees who may exchange at each of their respective options (other than, prior to the Management Elective Redemption Date, Management Holders), in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock (and such shares shall be immediately cancelled)) for, at our election, cash or newly-issued shares of our Class A common stock.
•“EPC” refers to engineering, procurement and construction, a type of contracting where the contractor performs design and engineering services for the project, procures key equipment used in the project and builds the project, such as a solar power plant.
•“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.
•“Holdings” refers to SOLV Energy Holdings LLC.
•“Holdco Term Loan Credit Agreement” refers to that certain Amended and Restated Credit Agreement, dated as of October 7, 2024, among SOLV Energy Holdings LLC, Wilmington Trust, National Association (or any of its designated branch offices or affiliates), as administrative agent for the secured parties, and the lenders from time to time party thereto, as amended on January 9, 2025 by that certain Amendment No. 1 to Amended and Restated Credit Agreement (“Amendment No. 1 to the Holdco Term Loan Credit Agreement”), among SOLV Energy Holdings LLC, Wilmington Trust, National Association (or any of its designated branch offices or affiliates), as administrative agent for the secured parties, and the lenders from time to time party thereto.
•“IPO” refers to our initial public offering, which we completed on February 12, 2026, and through which we offered and sold 23,575,000 shares of our Class A common stock at a price to the public of $25.00 per share, which includes the exercise in full by the underwriters of their option to purchase an additional 3,075,000 shares of our Class A common stock. The gross proceeds to us from the IPO were $589.4 million, before deducting underwriting discounts.
•“LLC Interests” refers to the common units of SOLV Energy Holdings LLC.
•“LNTP” refers to limited-notice-to-proceed agreements, which authorize us to proceed with limited activities on a given EPC contract (e.g., perform initial engineering and site investigation work, procure long lead time equipment) in exchange for a payment that is typically creditable to the overall contract price if the customer uses us to build the project.
•“Management Elective Redemption Date” refers to the earlier to occur of (i) the date upon which American Securities (excluding, for the avoidance of doubt, Management Holdings) owns, directly or indirectly, less than twenty percent (20%) of the aggregate economic interests of the Company and (ii) the third anniversary of the IPO.
•“Management Holders” refers to the executive officers of SOLV Energy, Inc. and other employees, former employees and other service providers of SOLV Energy, Inc. and its direct and indirect subsidiaries who are limited partners of Management Holdings.
•“Management Holdings” refers to SOLV Energy Management Holdings LP, which is an affiliate of, and controlled by, American Securities.

•“New Revolving Credit Facility” refers to the $200.0 million revolving credit facility available under that certain Credit Agreement, dated as of February 12, 2026, by and among SOLV Energy Acquisition LLC, SOLV Energy Intermediate Holdings LLC, the lenders party thereto and KeyBank National Association, as administrative agent, which facility matures on February 12, 2031.
•“O&M” refers to operations and maintenance.
•“Prior Credit Facilities” refers to the Prior Revolving Facility and the Term Loans. The Prior Credit Facilities were repaid and terminated in connection with the IPO.
•“Prior Revolving Facility” refers to the $90.0 million revolving credit facility available under that certain Credit Agreement, dated as of December 23, 2021 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among SOLV Energy Acquisition LLC, SOLV Energy Parent LLC (f/k/a AS Renewable Technologies Intermediate LLC), SOLV Energy Intermediate Holdings LLC (f/k/a AS Renewable Technologies Intermediate II LLC), the lenders party thereto and KeyBank National Association, as administrative agent. The Prior Revolving Facility was terminated in connection with the IPO.
•“PV” refers to photovoltaic, i.e., the conversion of light into electricity using semiconducting materials, such as solar cells.
•“SOLV,” the “Company,” “our company,” “we,” “us” and “our” refer to SOLV Energy, Inc. and its subsidiaries, including SOLV Energy Holdings LLC.
•“SOLV Energy Holdings LLC Agreement” refers to SOLV Energy Holdings LLC’s amended and restated limited liability company agreement.
•“T&D” refers to transmission and distribution.
•“Tax Receivable Agreement” refers to the Tax Receivable Agreement, dated February 10, 2026, entered into by and among SOLV Energy, Inc., SOLV Energy Holdings LLC, the Continuing Equity Owners, the Blocker Shareholders and the other persons from time to time that may become a party thereto (collectively, the “TRA Participants”) in connection with the IPO, pursuant to which, among other things, SOLV Energy, Inc. is required to pay to the TRA Participants 85% of the tax benefits, if any, that it realizes, or is deemed to realize, as a result of certain tax benefits covered by the Tax Receivable Agreement as described in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2025.
•“Term Loans” refers to (i) the initial term loans made to SOLV Energy Holdings LLC pursuant to the Holdco Term Loan Credit Agreement, in an original principal amount of $373,687,500, and (ii) the incremental term loans made to SOLV Energy Holdings LLC pursuant to Amendment No. 1 to the Holdco Term Loan Credit Agreement, in an original principal amount of $32,500,000. In connection with the IPO, the Term Loans were repaid in full.
•“Transactions” refers to the reorganizational transactions, the redemption of units held by a minority investor, the IPO and the application of the net proceeds therefrom.
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
The Transactions
SOLV Energy, Inc., a Delaware corporation, was formed on April 1, 2025 and was the issuer of the Class A common stock in the IPO. Prior to the IPO, all of our business operations were conducted through SOLV Energy Holdings LLC and its direct and indirect subsidiaries. Prior to the Transactions, SOLV Energy Parent Holdings LP was the sole holder of common stock of SOLV Energy, Inc. In connection with the IPO, we consummated the following organizational transactions:
•we amended and restated the limited liability company agreement of SOLV Energy Holdings LLC to, among other things, (i) recapitalize all of the ownership interests in SOLV Energy Holdings LLC into LLC Interests and (ii) appoint a wholly-owned subsidiary of SOLV Energy, Inc. as the sole managing member of SOLV Energy Holdings LLC;
•we amended and restated our certificate of incorporation to, among other things, provide for (i) Class A common stock, with each share of our Class A common stock entitling its holder to one vote per share on all matters presented to our stockholders generally and (ii) Class B common stock, with each share of our Class B common stock entitling its holder to one vote per share on all matters presented to our stockholders generally, and that shares of our Class B common stock may only be held by the Continuing Equity Owners and their respective permitted transferees;

•SOLV Energy Parent Holdings LP was liquidated by distributing LLC Interests and nominal cash to the Continuing Equity Owners and merging into SOLV Energy Holdings LLC;
•we acquired, directly and indirectly, LLC Interests held by certain of the Continuing Equity Owners, by means of one or more contributions in exchange for 91,773,571 shares of our Class A common stock;
•we issued 87,141,865 shares of our Class B common stock to the Continuing Equity Owners, which is equal to the number of LLC Interests held by such Continuing Equity Owners, for nominal consideration;
•the Blocker Shareholders contributed their equity interests in the Blocker Companies to SOLV Energy, Inc. in exchange for shares of Class A common stock;
•we issued 23,575,000 shares of our Class A common stock to the purchasers in the IPO (including 3,075,000 shares after the underwriters exercised in full their option to purchase additional shares of Class A common stock) in exchange for net proceeds of approximately $552.5 million based upon an IPO price of $25.00 per share, less the underwriting discounts and commissions;
•we used the net proceeds from the IPO to purchase 23,575,000 newly issued LLC Interests from SOLV Energy Holdings LLC at a price per unit equal to the IPO price, less the underwriting discounts and commissions;
•we caused SOLV Energy Holdings LLC to use the net proceeds from the sale of LLC Interests to SOLV Energy, Inc. to repay in full approximately $405.6 million of amounts due upon repayment under the Term Loans, and, with respect to the remainder, for general corporate purposes, which could include growth initiatives, including potential merger and acquisition opportunities; and
•we entered into the Tax Receivable Agreement with SOLV Energy Holdings LLC and each of the TRA Participants.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOLV Energy, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$422,132	$394,876
Accounts receivable, net	648,537	269,044
Contract assets	155,087	156,744
Capitalized project development costs	—	17,734
Prepaid and other current assets	77,262	60,887
Total current assets	1,303,018	899,285
Other assets:
Property and equipment, net	133,115	106,383
Operating lease right-of-use assets	7,360	8,010
Goodwill	442,035	429,279
Intangible assets, net	340,102	362,390
Deferred tax assets	235,385	—
Other long-term assets	8,726	10,925
Total assets	$2,469,741	$1,816,272

LIABILITIES AND STOCKHOLDERS'/MEMBER'S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$778,566	$562,218
Contract liabilities	322,833	308,619
Current portion of equipment financing	6,920	6,526
Current portion of lease liabilities	17,758	12,978
Current portion of long-term debt	—	2,498
Total current liabilities	1,126,077	892,839
Other liabilities
Term debt, long term	—	391,988
Equipment financing, long-term	15,798	21,317
Lease liabilities, long-term	46,698	36,559
Tax receivable agreement	289,814	—
Other long-term liabilities	20,622	18,344
Total liabilities	1,499,009	1,361,047

Commitments and Contingencies - Note 12

Member's equity:
Total member's equity	—	452,195
Stockholders' equity:
Class A common stock, $0.0001 par value; 1,250,000,000 shares authorized, 131,067,175 shares issued and outstanding	14	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized, 71,326,624 shares issued and outstanding	7	—
Additional paid-in capital	525,907	—
Retained earnings	83,503	—
Total stockholders' equity to SOLV Energy, Inc.	609,431	—
Non-controlling interest	361,301	3,030
Total member's/stockholders’ equity	970,732	455,225
Total liabilities and stockholders'/member's equity	$2,469,741	$1,816,272
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLV Energy, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenue	$1,241,793	$753,067	$2,869,841	$1,696,866
Cost of revenue	1,020,881	604,866	2,390,243	1,376,505
Gross profit	220,912	148,201	479,598	320,361

Selling, general and administrative expenses	61,735	50,522	225,759	127,749
Amortization expense	17,016	14,879	49,176	42,415
Total operating expenses	78,751	65,401	274,935	170,164
Operating income	142,161	82,800	204,663	150,197

Loss on debt extinguishment	—	—	10,688	-
Interest expense	1,742	13,680	10,041	40,433
Interest income	(1,840)	(1,049)	(5,133)	(5,904)
Other income, net	(1,507)	(468)	(4,107)	(408)
Income before income taxes	143,766	70,637	193,174	116,076
Income tax expense	21,019	533	31,008	1,842
Net income	122,747	70,104	162,166	114,234
Net income (loss) attributable to non-controlling interests and LLC members prior to IPO	52,856	(3)	78,663	586
Net income attributable to SOLV Energy, Inc.	$69,891	$70,107	$83,503	$113,648

	Three Months Ended September 30, 2026		Period from February 12, 2026 to September 30, 2026
Net income per share:
Basic	$0.55		$0.69
Diluted	$0.53		$0.66
Weighted average shares outstanding:
Basic	127,229,245		121,156,542
Diluted	132,159,632		126,195,127
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLV Energy, Inc.
Condensed Consolidated Statements of Changes of Stockholders'/Member's Equity (Unaudited)

	SOLV Energy Holdings LLC Member's Equity (Prior to the Transactions)			SOLV Energy, Inc. Stockholders' Equity
	Non-Controlling Interests	Accumulated Deficit	Member's Equity	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained earnings (Accumulated Deficit)	Stockholders' Equity	Non-controlling Interests (Post-IPO)	Total Equity
(in thousands, except number of shares)				Shares	Amount	Shares	Amount
Balance, December 31, 2025	$3,030	$(98,139)	$550,334	—	$—	—	$—	$—	$—	$—	$—	$455,225
Non-cash compensation expense prior to the Transactions and IPO	—	—	606	—	—	—	—	—	—	—	—	606
Distributions prior to the Transactions and IPO	(2,145)	—	(140,175)	—	—	—	—	—	—	—	—	(142,320)
Net income prior to the Transactions and IPO	—	13,588	—	—	—	—	—	—	—	—	—	13,588
Impacts of the Transactions and IPO
Impact of the Transactions	(885)	84,551	(410,765)	91,773,571	9	87,141,865	9	185,826	—	185,844	141,255	—
Issuance of Class A Common Stock in IPO, net of issuance costs	—	—	—	23,575,000	3	—	—	308,226	—	308,229	232,807	541,036
Establishment of deferred tax asset from IPO and Transactions	—	—	—	—	—	—	—	(71,042)	—	(71,042)	—	(71,042)
Non-cash compensation expense subsequent to the Transactions and IPO	—	—	—	—	—	—	—	32,847	—	32,847	24,811	57,658
Net loss subsequent to the Transactions and IPO	—	—	—	—	—	—	—	—	(23,358)	(23,358)	(17,644)	(41,002)
Distributions subsequent to the Transactions and IPO	—	—	—	—	—	—	—	—	—	—	(2,525)	(2,525)
Forfeiture of Class B common stock and LLC Interests	—	—	—	—	—	(13,728)	—	—	—	—	—	—
Balance, March 31, 2026	$—	$—	$—	115,348,571	$12	87,128,137	$9	$455,857	$(23,358)	$432,520	$378,704	$811,224
Non-cash compensation expense	—	—	—	—	—	—	—	5,480	—	5,480	3,910	9,390
Net income (loss)	—	—	—	—	—	—	—	—	36,970	36,970	29,863	66,833
Distributions	—	—	—	—	—	—	—	—	—	—	(39,563)	(39,563)
Forfeiture of Class B common stock and LLC Units	—	—	—	—	—	(85,082)	—	—	—	—	—	—
Issuance of Class A common stock in secondary offering, net of issuance costs	—	—	—	8,396,830	1	—	—	290,497	—	290,498	—	290,498
Redemption of LLC Interests and cancellation of Class B common stock	—	—	—	—	—	(8,396,830)	(1)	(291,705)	—	(291,706)	—	(291,706)
Non-controlling interest adjustment	—	—	—	—	—	—	—	18,520	—	18,520	(18,520)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	—	4,499	—	4,499	—	4,499
Balance, June 30, 2026	$—	$—	$—	123,745,401	$13	78,646,225	$8	$483,148	$13,612	$496,781	$354,394	$851,175
Non-cash compensation expense	—	—	—	—	—	—	—	6,704	—	6,704	3,937	10,641
Net income (loss)	—	—	—	—	—	—	—	—	69,891	69,891	52,856	122,747
Distributions	—	—	—	—	—	—	—	—	—	—	(18,992)	(18,992)
Forfeiture of Class B common stock and LLC Units	—	—	—	—	—	(8,483)	—	—	—	—	—	—
Issuance of Class A common stock	—	—	—	10,656	—	—	—	—	—	—	—	—
Redemption of LLC Interests and cancellation of Class B common stock for Class A common stock	—	—	—	7,311,118	1	(7,311,118)	(1)	—	—	—	—	—
Non-controlling interest adjustment	—	—	—	—	—	—	—	30,894	—	30,894	(30,894)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	—	5,161	—	5,161	—	5,161
Balance, September 30, 2026	$—	$—	$—	131,067,175	$14	71,326,624	$7	$525,907	$83,503	$609,431	$361,301	$970,732
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

	SOLV Energy Holdings LLC Member's Equity (Unaudited)
(in thousands)	Non-Controlling Interest	Accumulated Deficit	Member's Equity	Total Equity
Balance, December 31, 2024	$2,510	$(247,322)	$638,259	$393,447
Non-cash compensation expense	—	—	770	770
Distributions	—	—	(47,844)	(47,844)
Net income (loss)	212	(714)	—	(502)
Balance, March 31, 2025	$2,722	$(248,036)	$591,185	$345,871
Non-cash compensation expense	—	—	763	763
Distributions	—	—	(22,712)	(22,712)
Net income	377	44,255	—	44,632
Balance, June 30, 2025	$3,099	$(203,781)	$569,236	$368,554
Non-cash compensation expense	—	—	899	899
Distributions	—	—	(16,076)	(16,076)
Net income (loss)	(3)	70,107	—	70,104
Balance, September 30, 2025	$3,096	$(133,674)	$554,059	$423,481
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLV Energy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Operating activities
Net income	$162,166	$114,234

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	77,622	63,247
Non-cash compensation expense	77,249	2,871
Loss on extinguishment of debt (non-cash portion)	6,676	-
Write off of project development costs	4,265	6,967
Tax receivable agreement liability adjustment	(3,680)	-
Other	(818)	88
Change in operating assets and liabilities	(146,208)	(64,755)
Cash flows provided by operating activities	177,272	122,652

Investing activities
Purchases of property and equipment	(27,017)	(13,163)
Cash paid for acquisitions, net of cash acquired	(37,104)	(55,070)
Cash flows used in investing activities	(64,121)	(68,233)

Financing activities
Issuance of Class A common stock, net of underwriting discount	844,249	-
Purchase of LLC Interests	(291,706)	-
Repayment of term debt	(405,203)	(3,047)
Payment of deferred acquisition consideration	(5,500)	-
Payment of offering costs	(6,496)	-
Proceeds on debt	-	32,500
Payment of debt issuance costs	(2,800)	(488)
Payments for finance leases	(9,914)	(6,726)
Proceeds on equipment financing	-	14,500
Payments on equipment financing	(5,125)	(4,444)
Distributions to members of SOLV Energy Holdings LLC	(203,400)	(86,632)
Cash flows used in financing activities	(85,895)	(54,337)

Increase in cash and cash equivalents	27,256	82
Cash and cash equivalents, beginning of period	394,876	207,987
Cash and cash equivalents, end of period	$422,132	$208,069

Supplemental cash flow information:
Interest paid	$9,238	$36,183
Income taxes paid	$16,073	$1,216

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$25,606	$10,283
Deferred offering costs reclassified to additional paid-in-capital	$11,052	$-
Contingent consideration recognized in connection with acquisition	$8,335	$-
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(1)    Description of Business
SOLV Energy, Inc. was incorporated as a Delaware corporation on April 1, 2025 (Date of Formation) for the purpose of completing an initial public offering (“IPO”) of its Class A common stock and related transactions in order to continue the business of SOLV Energy Holdings LLC ("Holdings") as a publicly-traded entity.
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
Our operations are conducted primarily through our subsidiaries, SOLV Energy, LLC, SEHV Solutions, LLC (collectively, “SOLV Energy”), along with CS Energy LLC, and CS Energy Devco, LLC, (collectively, “CS Energy”), SOLV Drilling Industrial Services, LLC (“SDI”) (f/k/a Sacramento Drilling, Inc.), Spartan Infrastructure, Inc. (“Spartan”), and Roberson Waite Electric, LLC (“Roberson Waite”).
We are a leading provider of infrastructure services to the power industry, including engineering, procurement, construction ("EPC"), testing, commissioning, operations, maintenance and repowering. We specialize in designing, building and maintaining utility-scale solar and battery storage projects and related transmission and distribution ("T&D") infrastructure, and provides operation and maintenance ("O&M") services pursuant to long-term contracts that typically obligate the customer to pay the Company a fixed monthly fee for operations and routine preventative maintenance and additional fees for corrective maintenance on a time and materials basis.
Initial Public Offering and Reorganization
On February 12, 2026, the Company successfully completed an IPO of 23,575,000 shares of its Class A common stock for net proceeds of approximately $552.5 million after deducting the underwriters' discount and expenses and commissions payable.
In connection with the IPO, Holdings amended and restated its limited liability company agreement to, among other things, (i) recapitalize all existing ownership interests in Holdings into a single class of common units (“LLC Interests”) and (ii) appoint a wholly-owned subsidiary of SOLV Energy, Inc. as the sole managing member of Holdings upon or prior to the acquisition of LLC Interests by SOLV Energy, Inc. in connection with the IPO. Simultaneously with the IPO, SOLV Energy, Inc. amended and restated its certificate of incorporation to, among other things, provide (i) for Class A common stock, with each share of its Class A common stock entitling its holder to one vote per share on all matters presented to the Company's stockholders generally and (ii) for Class B common stock, with each share of the Company's Class B common stock entitling its holder to one vote per share on all matters presented to the Company's stockholders generally, and that shares of the Company's Class B common stock may only be held by the direct and indirect holders of LLC Interests and the Company's Class B common stock immediately following consummation of the Transactions ("Continuing Equity Owners") and their respective permitted transferees. As a result, SOLV Energy, Inc. became a holding company and the sole manager of Holdings, through its wholly-owned subsidiary, with no material assets other than the ownership of the voting membership interest in Holdings.
Additionally, in connection with the IPO and the related liquidation of SOLV Energy Parent Holdings LP, all outstanding Restricted Class C Units (including Legacy SOLV Units and Additional C Units issued in connection with the merger between Holdings and ASP Endeavor Acquisition LLC, the parent company of CS Energy (the "Merger")) were converted into common units of Holdings. Vested Class C Units were converted into vested common units. Unvested time units were converted into unvested common units subject to the same time-based vesting schedule. Unvested performance units were converted into common units and treated as time units at the time of original grant, with time-based vesting deemed to have commenced on the original vesting start date, resulting in a portion becoming vested and the remaining portion continuing to vest on the same schedule, subject to continued employment or service.
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
Subsequent to the IPO, SOLV Energy, Inc. used the net proceeds from this offering to purchase 23,575,000 newly issued LLC Interests directly and/or indirectly from the Holdings at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discounts and commissions.
Secondary Offering and Exchange Transactions
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

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
In August 2026, certain Continuing Equity Owners exchanged an aggregate of 7,311,118 LLC Interests, together with an equal number of shares of our Class B common stock, for 7,311,118 shares of our Class A common stock. The exchanges were accounted for as equity transactions, with the related tax and non-controlling interest effects described in Note 8 – Income Taxes and Tax Receivable Agreement.
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
The non-controlling interests in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 represents the portion of earnings attributable to the economic interest in Holdings held by the Continuing Equity Owners. The non-controlling interests in the condensed consolidated balance sheet as of September 30, 2026 represents the portion of our consolidated net assets attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders, which was 35.2% of the total LLC Interests as of September 30, 2026.
Reclassifications
We reclassified certain items previously reported in our 2025 consolidated financial statements to conform to the 2026 condensed consolidated financial statements presentation with no effect on consolidated net income or total member's/stockholders’ equity.
(3)    Summary of Significant Accounting Policies
Included below are selected significant accounting policies including those that were added or modified during the nine months ended September 30, 2026 as a result of new transactions entered into or the adoption of new accounting policies. Refer to Note 3 – Summary of Significant Accounting Policies in the Annual Report for the full list of our significant accounting policies.
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
Long-Lived Assets
Long-lived assets that are held and used, including definite lived intangibles, are assessed for impairment whenever events or changes in circumstances indicate their carrying values may not be recoverable. Such reviews are performed in accordance with ASC 360, Property, Plant, and Equipment.
An impairment loss is indicated if the total future estimated undiscounted cash flows expected from an asset, or asset group, are less than its carrying value. An impairment charge is measured as the excess of an asset, or asset group’s carrying amount over its fair value with the difference recorded within operating expenses in the condensed consolidated statements of operations.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
Fair values are determined by a variety of valuation methods, including appraisals, sales prices of similar assets and present value techniques. Impairment losses for assets, or asset groups, to be disposed of by sale are recognized at the lower of the carrying amount of the asset, or asset group, or fair value less cost to sell.
Income Taxes
After the completion of the IPO, we became subject to U.S. federal, state, and local income taxes with respect to our allocable share of taxable income of Holdings assessed at the prevailing corporate tax rates. Holdings operates as a limited liability company and is treated as a partnership for income tax purposes. Accordingly, Holdings incurs no significant liability for federal or state income taxes since the taxable income or loss is passed through to its members. Holdings incurs liabilities for certain state taxes paid directly by it, which are not significant and for which the expense is included in the provision for income taxes in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025.
We use the liability method to account for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial reporting and tax bases of assets and liabilities. Deferred tax amounts are calculated using the enacted tax rates expected to be in effect when the temporary differences reverse. Deferred tax assets are recorded when it is considered more likely than not that they will be realized. We evaluate the need for a valuation allowance by considering all available evidence, including projections of future taxable income, the timing of temporary difference reversals, the existence of tax planning strategies and historical operating results.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. As of September 30, 2026 and December 31, 2025, there were no known items that would require an accrual for uncertain tax positions.
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
We recognize obligations arising under the TRA in accordance with ASC 450, Contingencies. Obligations under the TRA are accrued when it is probable that a liability has been incurred and its amount is estimable. Liabilities associated with the TRA are classified as either current or noncurrent based on the expected date of payment and are presented in the condensed consolidated balance sheets. The exchange of partnership interest will result in an increase in TRA liabilities with a corresponding adjustment to additional paid-in capital. Subsequent remeasurement of the TRA liabilities is recognized in the condensed consolidated statements of operations.
See Note 8 – Income Taxes and Tax Receivable Agreement for additional information.
Stock-Based Compensation
We account for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). Stock-based awards, including stock options, restricted stock awards, and restricted stock units are measured at their grant-date fair value and recognized as non-cash compensation expense on a straight-line basis over the requisite service period, which generally corresponds to the vesting period of the award. The grant date fair value of restricted stock awards and restricted stock units are determined based on our Class A common stock closing price on the grant date. The grant date fair value of stock options are determined on each grant date using the Black-Scholes option pricing model, which requires us to make certain assumptions with respect to selected model inputs, such as: (i) the risk-free interest rate, (ii) the expected volatility of our Class A common stock, (iii) the expected dividend yield, and (iv) the expected term. Forfeitures are accounted for as they occur.
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

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
Prior to the IPO, the fair value of the Restricted Unit Appreciation (“RUA”) Plan awards was measured based on the fair value of Class A units of SOLV Energy Parent Holdings LP, which was estimated using generally accepted equity valuation and allocation methods. Subsequent to the IPO, the fair value of RUA awards is derived from the fair market value of our Class A common stock on the settlement date and is therefore a Level 1 measurement. The change in fair value at each reporting period end will be recognized in the condensed consolidated statements of operations.
See Note 9 – Stock-based Compensation, for additional information on our stock-based compensation plans and awards.
Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to SOLV Energy, Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted earnings per share is computed by giving effect to all potential shares, including LLC Interests (which may be held indirectly through SOLV Energy Management Holdings LP), stock-options, restricted stock awards, and restricted stock unit awards, to the extent dilutive. We use the “if-converted” method to determine the potential dilutive effects of the vested LLC Interests and the treasury stock method to determine the potential dilutive effects of the unvested LLC Interests and the vesting of the outstanding equity awards. Both methods are used as if the common units and outstanding equity awards were converted into our Class A common stock as of the IPO date.
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
In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, which amends the guidance on internal-use software. The ASU removed all references to prescriptive and sequential software development stages (referred to as "project stages") throughout Subtopic 350-40. Instead an entity is required to start capitalizing software costs when 1) management has authorized and committed to funding the software project and 2) it is probable that the project will be completed, and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). Among other things, the ASU also specified that disclosures are required for all capitalized internal-use software costs, regardless of how these costs are presented in the financial statements. The ASU is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently assessing the effect of this update.
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”, which amends and clarifies the interim disclosure requirements of ASC 270, Interim Reporting (“ASC 270”). The standard provides clarity about current requirements to help entities determine whether disclosures not specified in ASC 270 should be provided in interim reporting periods. This update is effective for interim reporting periods beginning after December 15, 2027. We are currently assessing the effect of this update.
(4)    Revenue from Contracts with Customers
Revenue Overview
We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. We generate revenue from the construction of new solar, battery storage, T&D or other projects pursuant to EPC contracts. We also generate revenue from maintaining, upgrading, or repowering existing solar, battery storage or T&D projects pursuant to O&M agreements.
We recognize revenue using the percentage-of-completion method (an input method), based on costs incurred to date compared to total estimated costs. Costs related to uninstalled materials are included in this calculation, provided that control of those materials has transferred to the customer. This method is the most accurate measure of our contract performance because it directly measures the value of the goods and services transferred to the customer.
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

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
The following table presents our revenue disaggregated by service type:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2026		2025		2026		2025
By service type:
New Construction	1,192,775	96.1%	$724,371	96.2%	$2,756,630	96.1%	$1,587,687	93.6%
Existing Infrastructure	37,752	3.0%	25,744	3.4%	90,686	3.2%	88,653	5.2%
Other	11,266	0.9%	2,952	0.4%	22,525	0.7%	20,526	1.2%
Total revenues	$1,241,793	100.0%	$753,067	100.0%	$2,869,841	100.0%	$1,696,866	100.0%
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
Changes in Estimates
Due to uncertainties inherent in the estimation process and the significant judgments involved in determining variable consideration, our estimates of costs to complete performance obligations and transaction prices may change as new information becomes available.
Revenues were positively impacted by $103.1 million and $52.2 million during the three months ended September 30, 2026 and 2025, respectively, as a result of changes in estimates associated with performance obligations on contracts partially satisfied prior to June 30, 2026 and 2025, respectively. Revenues were positively impacted by $123.6 million and $82.8 million during the nine months ended September 30, 2026 and 2025, respectively, as a result of changes in estimates associated with performance obligations on contracts partially satisfied prior to December 31, 2025 and 2024, respectively.
Practical Expedient
If we have a right to consideration from a customer in an amount that corresponds directly with the value of our performance completed to date, we recognize revenue in the amount to which it has a right to invoice for services performed.
Remaining Performance Obligations
As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $3.27 billion, which is related to our EPC service contracts. We anticipate recognizing revenue on substantially all the remaining performance obligations under these contracts over the next 12 to 18 months.
For our O&M agreements, we have elected to apply the optional exemption, which waives the requirement to disclose the remaining performance obligation for revenue recognized through the right to invoice practical expedient and contracts that have an original expected duration of one year or less.
Contract Assets and Liabilities
During the nine months ended September 30, 2026 and 2025, we recognized revenue of $296.8 million and $231.7 million related to contract liabilities outstanding as of the beginning of each respective period.
Contract assets and liabilities consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Contract assets	$155,087	$156,744

Contract liabilities, current	$322,833	$308,619
Contract liabilities, noncurrent(1)	1,141	1,362
Total contract liabilities	$323,974	$309,981

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(1)Noncurrent contract liabilities are presented within "Other long-term liabilities” on the condensed consolidated balance sheets.
Contract assets and liabilities fluctuate period to period based primarily on changes in the number and size of projects in progress at period end, variability in billing and payment terms, and the amounts of unapproved change orders and contract claims. The decrease in contract assets for the nine months ended September 30, 2026 was primarily attributable to the completion of certain projects and the corresponding billings of amounts previously recorded in contract assets, partially offset by commencement of new projects in 2026.
The increase in contract liabilities for the nine months ended September 30, 2026 is due primarily to the commencement of new projects in 2026 and timing of billings in relation to costs incurred on certain projects, partially offset by completion of certain projects and satisfaction of performance obligations related to contract amounts previously billed.
(5)    Segment Information
In the first quarter of 2026, we had a segment change moving from two operating segments to one operating segment to align with how our chief operating decision maker (the "CODM") manages the business. Our CODM is our Chief Executive Officer. As a result of this change, we now have one operating segment and one reportable segment.
Our CODM allocates resources and assesses our performance based on consolidated net income, as reported on the condensed consolidated statements of operations, which, as the segment measure of profit or loss that is most consistent with U.S. GAAP, is the required segment measure. Our CODM uses this to make decisions regarding our business, including performance assessments and strategic and operational planning, in compliance with ASC 280 – Segment Reporting. Consolidated net income was $122.7 million and $70.1 million for the three months ended September 30, 2026 and 2025, respectively, and $162.2 million and $114.2 million for the nine months ended September 30, 2026 and 2025, respectively. Our CODM is regularly provided with expense categories for the Company's single operating segment that are the same as the expense captions present in our condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.
(6)    Intangible Assets
We determined the value of our intangible assets upon acquisition based on fair value assumptions determined at that time. We amortize intangible assets with finite useful lives over their respective estimated useful lives using the straight-line method. The following table summarizes our intangible assets:

	As of September 30, 2026
(in thousands)	Remaining Weighted Average Amortization Period in Years	Intangible Assets	Accumulated Amortization	Intangible Assets, Net
Trade Name	8.1	$125,270	$(52,290)	$72,980
Customer Relationships	5.4	362,700	(182,124)	180,576
Backlog	0.2	1,300	(650)	650
Patents/Know-How	10.3	126,000	(40,104)	85,896
Total		$615,270	$(275,168)	$340,102

	As of December 31, 2025
(in thousands)	Intangible Assets	Accumulated Amortization	Intangible Assets, Net
Trade Name	$120,670	$(43,378)	$77,292
Customer Relationships	343,900	(152,376)	191,524
Backlog	60,190	(58,813)	1,377
Patents/Know-How	126,000	(33,803)	92,197
Total	$650,760	$(288,370)	$362,390
Revision of useful life and triggering event
During the third quarter of 2026, we revised the estimated useful life of our Trade Name and Customer Relationship intangible assets attributable to CS Energy from ten and nine years, respectively, to seven years, resulting in a revised remaining amortization period for both intangible assets ending December 2028. This revision reflects our conclusion that the expected period of economic benefit of these assets is shorter than originally estimated due to the integration of the CS Energy brand into SOLV Energy and the shift of the legacy CS Energy business into the large capacity utility scale market occurring faster than originally anticipated.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
This change in estimate has been reflected prospectively beginning in the third quarter of 2026. The effect of this change was to increase amortization expense by approximately $1.6 million for the three and nine months ended September 30, 2026. The remaining net book value of approximately $50.9 million as of September 30, 2026 will be amortized through December 2028, resulting in a total increase in 2026 amortization expense within the condensed consolidated statements of operations of $4.0 million.
We concluded the conditions resulting in the revision of useful life of these intangible assets to be a triggering event for the associated long-lived asset group. Accordingly, we performed a recoverability test for the long-lived asset group. The results of the test indicated that the carrying amounts for the long-lived asset group were expected to be recoverable.
(7)    Debt Obligations
Debt obligations consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Long-term debt	$—	$397,128
Less: unamortized issuance costs	—	(5,140)
Long-term debt, net	$—	$391,988

Current portion of long-term debt	$—	$4,063
Less: unamortized issuance costs	—	(1,565)
Current portion of long-term debt, net	$—	$2,498
Extinguishment of Term Debt
In connection with the completion of the IPO and the application of the net proceeds therefrom, we terminated our existing term credit agreement and fully repaid outstanding term debt of approximately $401.1 million. We recognized a $10.5 million loss on the extinguishment of debt relating to the write-off of unamortized debt issuance costs of $6.4 million and prepayment penalty of $4.1 million.
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
The New Revolving Credit Facility matures on February 12, 2031 and is subject to the usual and customary affirmative and negative covenants for facilities and transactions of this type. The New Revolving Credit Facility bears interest at a rate per annum equal to either of the following, plus, in each case, an applicable margin ranging from 0.50% to 1.25%, with respect to base rate borrowings and 1.50% to 2.25% with respect to SOFR borrowings, in each case, based on our total net leverage ratio: (a) the base rate and (b) a benchmark reference rate. The New Revolving Credit Facility is subject to an annual unused line fee which shall accrue at a rate ranging from 0.20% to 0.35%, based on the total net leverage ratio. For additional information regarding the terms of the New Revolving Credit Facility, including interest rates, maturities, covenants and collateral, refer to Note 8 – Debt Obligations in our Annual Report on Form 10-K for the year ended December 31, 2025.
As of September 30, 2026, there were no borrowings outstanding under the New Revolving Credit Facility and $12.9 million of letters of credit were outstanding.
The Prior Revolving Facility was legally terminated and replaced with the New Revolving Credit Facility, and we accounted for the replacement as a modification of a revolving-debt arrangement. The analysis was based on a comparison of borrowing capacity under the Prior Revolving Facility and the New Revolving Credit Facility. Accordingly, the unamortized deferred financing costs of $1.6 million associated with the Prior Revolving Facility continue to be deferred and are amortized over the term of the New Revolving Credit Facility.
In connection with our entry into the New Revolving Credit Facility, we incurred approximately $2.9 million of lender and third‑party fees.
Amortization of debt issuance costs, which is included within interest expense in the condensed consolidated statements of operations, was approximately $0.2 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and $0.6 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively.
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

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items, for the reporting period.
For the three and nine months ended September 30, 2026, our effective tax rates were 14.6% and 16.1%, respectively. The differences between our estimated annual effective income tax rate and the U.S. federal statutory rate were primarily attributable to the exclusion of income and related taxes associated with non-controlling interests, partially offset by the tax effects of stock-based compensation. These effective tax rates were higher than the tax rates for the three and nine months ended September 30, 2025, primarily because, prior to the initial public offering, we were organized as a pass through entity for U.S. federal income tax purposes and generally did not pay income taxes in most jurisdictions.
On February 12, 2026, we recorded a net deferred tax asset of $101.3 million primarily related to (i) the temporary difference between the book and tax basis of our investment in Holdings of $69.9 million, (ii) $19.4 million of tax benefits from future deductions attributable to payments under the Tax Receivable Agreement, and (iii) $12.0 million tax deductions for NOL carryovers as a result of the Blocker Companies merger.
The initial deferred tax asset was recorded as an adjustment to additional paid-in capital in the condensed consolidated balance sheets. Additionally, and concurrent with the Transactions, we recorded a liability pursuant to the TRA of $172.3 million and a corresponding reduction to additional paid-in capital. The net impact to additional paid-in capital was a reduction of $71.0 million and is presented within our condensed consolidated statements of stockholders’ equity.
In connection with the IPO and the Transactions, we entered into the TRA with the Continuing Equity Owners that provides for the payment by us to the Continuing Equity Owners of 85% of the benefits, that we realize, or are deemed to realize, as a result of our allocable share of existing tax basis acquired in the IPO and other tax benefits related to entering into the TRA.
Secondary Offering and Exchange Transactions
On June 1, 2026, we completed a secondary offering that involved an exchange of LLC interests for an equal number of shares of Class A common stock. We recognized an additional liability for obligations under the TRA of $70.8 million and a deferred tax asset of $75.3 million, the net effect of which was recorded as an adjustment to stockholders’ equity.
On August 14, 2026 and August 19, 2026, certain Continuing Equity Owners exchanged a portion of their LLC interests for an equal number of shares of Class A common stock. We recognized an additional liability for obligations under the TRA of $50.4 million and a deferred tax asset of $55.6 million, the net effect of which was recorded as an adjustment to stockholders' equity.
(9)    Stock-Based Compensation
In connection with the IPO, stockholders approved the 2026 Equity Incentive Plan (the “2026 Plan”), which became effective on February 12, 2026. The 2026 Plan is administered by our board of directors or a committee thereof and provides for customary limitations, including an annual compensation limit applicable to non-employee directors.
The 2026 Plan provides for the issuance of up to 7,500,000 shares of Class A common stock for equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, and includes an annual automatic increase in the share reserve equal to 3% of the total number of shares of Class A common stock outstanding as of the end of the immediately preceding fiscal year, beginning on January 1 following the IPO and continuing through the ninth anniversary of the effective date of the 2026 Plan, unless our board of directors determines a lesser increase for any such year. As of September 30, 2026, 4,157,249 shares of Class A common stock are available for future grant under the 2026 Plan.
Stock Awards
During the three months ended September 30, 2026, we awarded an aggregate of 10,656 shares of Class A common stock to our non-employee directors under the 2026 Plan as compensation for their service, with an aggregate grant date fair value of $0.3 million. The grant date fair value of each award of $28.14 per share was based on the fair value of a share of Class A common stock on the grant date. These shares were fully vested upon grant and were not subject to any additional service requirements.
Restricted Stock Awards (“RSA”)
In connection with the IPO on February 12, 2026, we awarded an aggregate of 261,000 shares of restricted stock to certain of our executives and employees and non-employee directors under the 2026 Plan with an aggregate grant date fair value of $6.5 million. The RSAs were awarded to all employees with at least one year of service at the time of the IPO. The RSAs cliff vest on the third anniversary of the completion of the IPO, subject to continued employment on such date. Additionally, vesting is subject to certain change in control and termination provisions as provided in the award agreements. The grant date fair value of the each RSAs of $25.00 per share was based on the fair value of a share of Class A common stock at the time of the IPO.
The following table summarizes RSA activity for the nine months ended September 30, 2026:

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements

	Shares	Weighted-Average Grant-Date Fair Value
Unvested and outstanding December 31, 2025	—	—
Granted	261,000	25.00
Vested	—	—
Forfeited	(23,000)	25.00
Unvested and outstanding September 30, 2026	238,000	25.00
Our total non-cash compensation expense for RSAs was approximately $0.5 million and $1.3 million for the three and nine months ended September 30, 2026, respectively, and is included in “Cost of revenue” and “Selling, general and administrative expenses” in the condensed consolidated statements of operations.
We expect to recognize the unamortized RSA-related non-cash compensation expense of approximately $4.7 million as of September 30, 2026 over a weighted-average period of approximately 2.4 years.
Restricted Stock Units (“RSU”)
During the three months ended September 30, 2026, we awarded an aggregate of 2,487 RSUs to certain employees under the 2026 Plan with an aggregate grant date fair value of $0.1 million. Twenty-five percent of the RSUs vest on each of the first four anniversaries of the grant date, subject to continued employment on such date. All unvested units are forfeited upon termination of employment. Unvested units vest immediately if the holder is terminated without cause within 24 months following a change in control. The $28.14 per share fair value of the RSUs awarded during the three months ended September 30, 2026, was based on the fair value of a share of Class A common stock on the grant date.

	Units	Weighted-Average Grant-Date Fair Value
Unvested and outstanding December 31, 2025	—	—
Granted	48,301	41.54
Vested	—	—
Forfeited	—	—
Unvested and outstanding September 30, 2026	48,301	41.54
The total non-cash compensation expense for RSUs was approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, respectively, and is included in “Cost of revenue” and “Selling, general and administrative expenses” in the condensed consolidated statements of operations.
We expect to recognize the unamortized RSU-related compensation expense of approximately $1.8 million as of September 30, 2026 over a weighted-average period of approximately 3.6 years.
Stock Options
In connection with the IPO on February 12, 2026, we awarded an aggregate of 3,077,446 stock options exercisable for shares of Class A common stock with an exercise price per share of $25.00 based on the fair value at the time of the IPO. These option awards were made under the 2026 Plan in connection with the conversion of legacy Class C profits interests of Holdings into LLC Units effected at the IPO, as described in our prospectus dated February 11, 2026. The options will vest in three equal annual installments over the three-year period following the IPO, subject to continued employment through the vesting date. Unvested options are generally forfeited upon termination of employment, and all options, whether vested or unvested, are forfeited if employment is terminated for cause. Unvested options vest immediately if the holder is terminated without cause within 24 months following a change in control. Options expire ten years from the grant date unless forfeited or terminated earlier under the terms of the award agreement or the 2026 Plan.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements

	Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2025	—	—	—	—
Granted	3,102,446	25.04	—	—
Exercised	—	—	—	—
Vested	—	—	—	—
Forfeited	(56,652)	25.00	—	—
Outstanding September 30, 2026	3,045,794	25.04	9.4	—
Exercisable September 30, 2026	—	—	—	—
As of September 30, 2026, all of the stock options remain unvested. Total non-cash compensation expense for the outstanding stock options was approximately $3.0 million and $7.5 million for the three and nine months ended September 30, 2026, respectively, and is included in “Cost of revenue” and “Selling, general and administrative expenses” in the condensed consolidated statements of operations.
We expect to recognize unamortized stock option related non-cash compensation expense of approximately $28.2 million as of September 30, 2026 over a weighted-average period of approximately 2.4 years.
We estimate the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which greatly affect the fair value of each stock option. The weighted-average assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2026 were as follows:

Nine Months Ended September 30, 2026
Fair value of stock option	$11.71 - $13.20
Risk-free interest rate (%)	3.7% - 4.0%
Expected life (years)(1)	6.0
Expected dividend yield	—
Volatility (%)	39% - 43%
(1)Expected life (years): The expected life was estimated using the simplified method due to a lack of historical exercise activity. The simplified method calculates the expected life as the mid-point between the vesting date and the contractual expiration date of the award.
Restricted Unit Appreciation (“RUA”) Plan
At the completion of the IPO, all of the RUA awards had vested and the outstanding RUA awards will be settled in cash on or within 60 days following December 23, 2026, based on the fair market value of the Class A common stock on December 23, 2026. The aggregate cash amount that is payable to settle the outstanding RUA awards as of September 30, 2026 is approximately $31.6 million. The change in fair value is recognized in “Cost of revenue” and “Selling, general and administrative expenses” in the condensed consolidated statements of operations.
Restricted Class C Unit Conversion
The Reorganization Transactions entered into in connection with the IPO consequently ended the Restricted Class C unit and Additional Class C unit plans and caused all outstanding units to be converted into a number of LLC Interests (which may be held indirectly through SOLV Energy Management Holdings LP) with a time-based vesting condition. Prior to the IPO, the Restricted Class C units were granted to employees and non-employees with time, performance and multiple on invested capital ("MOIC") vesting conditions.
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
We determined that the exchange of the Restricted Class C time and performance vesting units and the Additional Class C units for LLC Interests (which may be held indirectly through SOLV Energy Management Holdings LP) and Class B common stock tied to such LLC Interests) is a Type I modification pursuant to ASC 718 because the units prior to and after the exchange are expected to vest. We recorded $2.6 million and $6.0 million in non-cash compensation expense associated with the Restricted Class C time vesting units, performance vesting units and the Additional Class C units for the three and nine months ended September 30, 2026 in the condensed consolidated statements of operations. As of September 30, 2026, there was $12.8 million of unrecognized non-cash compensation expense expected to be recognized through 2029, for these units.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
We determined that the exchange of the Restricted Class C MOIC-vested units for LLC Interests (which may be held indirectly through SOLV Energy Management Holdings LP) and Class B common stock is a Type III modification pursuant to ASC 718 because the MOIC-vested units vesting condition was deemed improbable and is now considered probable. As a result of the exchange, we recognized a one-time incremental non-cash compensation expense of approximately $52.3 million for the applicable vested LLC Interests in the condensed consolidated statements of operations for the nine months ended September 30, 2026. We recorded $4.1 million and $10.8 million in non-cash compensation expense associated with these MOIC-vested units for the three and nine months ended September 30, 2026, respectively, and is included in “Cost of revenue” and “Selling, general and administrative expenses” in the condensed consolidated statements of operations. As of September 30, 2026, there was $7.0 million of unrecognized non-cash compensation expense expected to be recognized through 2029.
(10)    Stockholders'/Member's Equity
The following table summarizes the capitalization and voting rights of our classes of stock as of September 30, 2026:

	Authorized	Issued & Outstanding	Votes per share	Economic Rights
Preferred Stock	20,000,000	None	N/A	N/A
Common Stock:
Class A	1,250,000,000	131,067,175	1	Yes
Class B	100,000,000	71,326,624	1	No
Our board of directors is authorized to direct us to issue shares of preferred stock in one or more series and the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through September 30, 2026, no series of preferred stock have been issued.
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
Holders of our Class B common stock do not have any right to receive dividends or to receive a distribution upon dissolution or liquidation. Additionally, holders of shares of our Class B common stock do not have preemptive, subscription, redemption or conversion rights. There will be no redemption or sinking fund provisions applicable to the Class B common stock. Any amendment of our amended and restated certificate of incorporation that gives holders of our Class B common stock (i) any rights to receive dividends or any other kind of distribution, (ii) any right to convert into or be exchanged for Class A common stock or (iii) any other economic rights will require, in addition to stockholder approval, the affirmative vote of holders of our Class A common stock voting separately as a class. We must, at all times, maintain (i) a one-to-one ratio between the number of shares of Class A common stock issued by us and the number of LLC Interests owned by us, and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing Equity Owners and the number of LLC Interests owned by the Continuing Equity Owners.
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
Non-controlling Interests
SOLV Energy, Inc., through a wholly owned subsidiary, became the sole manager of Holdings and accordingly consolidates the results of operations of Holdings. The non-controlling interests balance on our consolidated balance sheets represents the portion of LLC Interests held by the Continuing Equity Owners. Net income is attributed to the non-controlling interests based on the weighted-average ownership percentages of LLC Interests outstanding during the period.
As of September 30, 2026, SOLV Energy, Inc., directly and indirectly, held 131,067,175 LLC Interests of Holdings resulting in an ownership interest of 64.8%.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2026	2026
Net income attributable to SOLV Energy, Inc.	$69,891	$83,503
Transfers from (to) non-controlling interests:
Increase in additional paid-in capital as a result of non-controlling interest adjustments, including the secondary offering and exchange transactions	30,894	49,414
Decrease in additional paid-in capital as a result of the redemption of LLC interests in connection with the secondary offering	—	(1,208)
Total effect of changes in ownership interest on equity attributable to SOLV Energy, Inc.	$100,785	$131,709
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
Our current capital structure is not reflective of the capital structure of Holdings prior to the IPO and the Transactions. Prior to the IPO, Holdings membership structure included Class A Units and Restricted Class C Units. We analyzed the calculation of earnings per unit for the periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, earnings per share has not been presented for the period of the year prior to the IPO or for the three and nine months ended September 30, 2025.
Basic and diluted earnings per share of common stock for the three months ended September 30, 2026 and the period from February 12 to September 30, 2026 have been computed as follows:

(in thousands, except share and per share amounts)	Three Months Ended September 30, 2026	Period from February 12 to September 30, 2026
Earnings per share - Basic
Numerator:
Net income	$122,747	$162,166
Net income attributable to non-controlling interests and LLC members prior to IPO	52,856	78,663
Net income attributable to SOLV Energy, Inc., basic and diluted	$69,891	$83,503
Denominator:
Weighted average shares of common stock outstanding, basic	127,229,245	121,156,542
Net income per share, basic	$0.55	$0.69

Earnings per share - Diluted
Numerator:
Net income attributable to SOLV Energy, Inc., diluted	$69,891	$83,503
Denominator:
Weighted average shares of common stock outstanding, basic	127,229,245	121,156,542
Effect of dilutive securities:
Unvested LLC Interests attributable to Continuing Equity Owners	4,871,028	4,961,392
Restricted Stock Awards	59,359	65,345
Stock Options	—	11,848
Weighted average shares of common stock, diluted	132,159,632	126,195,127
Net income per share, diluted	$0.53	$0.66
The following securities were excluded from the computation of diluted net income per share for the period presented because their effect on net income per share would have been anti-dilutive:

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements

	Three Months Ended September 30, 2026	Period from February 12 to September 30, 2026
Vested LLC Interests attributable to Continuing Equity Owners	65,621,515	65,621,515
Restricted Stock Units	48,301	48,301
Stock Options	3,045,794	—
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
Transactions with American Securities
We were party to certain management consulting agreements with American Securities (“Consulting Agreements”), pursuant to which American Securities agreed to provide us certain management and legal services. We were required to pay American Securities an annual fee of $3.0 million, payable in equal quarterly cash installments. The Consulting Agreements were terminated in connection with the consummation of the IPO and Reorganization, and no further amounts are payable to American Securities. Payments made under the consulting agreements, including reimbursable expenses, were nil and $0.8 million during the three and nine months ended September 30, 2026, respectively, and $0.8 million and $2.7 million during the three and nine months ended September 30, 2025, respectively. These amounts are included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations.
In connection with the redemption of the minority investor units noted above, SOLV Energy, LLC entered into a loan agreement, dated as of January 5, 2026, with affiliated funds of American Securities. The loan agreement was terminated on February 12, 2026 in connection with the IPO.
Secondary Offering
In June 2026, a secondary public offering was completed with certain selling stockholders for 8,853,170 shares of our Class A common stock. We did not receive any proceeds from the sale of our Class A common stock by the selling stockholders. We bore the costs associated with the sale of shares of Class A common stock by the selling stockholders, other than underwriting discounts and commissions from the shares sold by the selling stockholders, which were approximately $1.3 million and were included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(14)    Business Combinations
Roberson Waite Electric Acquisition
On July 1, 2026, we acquired 100% of the ownership interests in Roberson Waite for total consideration of $49.5 million, which consists of $40.3 million cash consideration paid at closing, customary post-closing adjustments of $0.9 million, and acquisition date fair value of contingent consideration of $8.3 million. Roberson Waite is a California-based provider of utility substation construction, testing, commissioning, and related infrastructure services.
The purchase agreement provides for up to $9.0 million of cash payments payable in subsequent years, contingent on achievement of certain performance criteria.
We preliminary allocated the acquisition consideration to assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.
Our preliminary estimate of fair value of the acquired tangible and identifiable intangible assets, as well as the contingent consideration was determined using significant unobservable inputs (Level 3 inputs). It was also based on estimates and assumptions made by us at the time of the acquisition. The significant unobservable inputs used in measuring the fair values of the acquired tangible and identifiable intangible assets include forecasted cashflows and discount rates. The fair value of the contingent consideration as of September 30, 2026 was valued at $8.3 million.
We acquired identifiable intangible assets of $23.1 million which consist primarily of $4.9 million of trade names to be amortized over 10 years, $16.9 million of customer relationships to be amortized over 13 years and $1.3 million of backlog to be amortized over 0.5 years.
The excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed is assigned to goodwill. The acquisition resulted in the recognition of $15.4 million of goodwill. The acquired goodwill reflects the fair value of the assembled workforce and expected synergies. Goodwill recorded for the acquisition is not expected to be deductible for tax purposes.
The purchase price allocation below is preliminary with respect to the valuation of certain acquired intangible assets and the determination of related deferred tax assets and liabilities. We are continuing to evaluate information necessary to finalize the fair values of acquired identifiable intangible assets and the related income tax effects. The purchase price allocation will be finalized during the measurement period, which will not exceed 12 months from the acquisition date. Any adjustments recorded during the measurement period may be material and will be recorded retrospectively as if the accounting had been completed at the acquisition date, with a corresponding adjustment to goodwill.
A summary of the purchase price allocation to assets acquired and liabilities assumed is as follows (in thousands):

Net assets acquired
Cash and cash equivalents	$3,165
Accounts receivable	4,370
Contract assets	5,852
Prepaid and other current assets	86
Property and equipment	1,159
Operating lease right-of-use assets	432
Intangible assets	23,100
Accounts payable and accrued expenses	(2,379)
Contract liabilities	(570)
Current portion of lease liabilities	(375)
Lease liabilities, long-term	(756)
Total identifiable net assets acquired	34,084
Goodwill	15,428
Net assets acquired	$49,512
Assets acquired net of cash and cash equivalents	$46,347
Our condensed consolidated financial statements include Roberson Waite's revenue and net income, which were immaterial from the date of acquisition through September 30, 2026 for the periods presented within.
Pro forma financial information has not been presented for the Roberson Waite acquisition as the impact to our condensed consolidated financial statements was not material.
During the nine months ended September 30, 2026, we incurred and expensed $0.7 million of acquisition related costs in connection to the Roberson Waite acquisition. Such costs are included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
SDI Acquisition
On January 8, 2025, we acquired 100% of the ownership interests in SDI, a solar predrill and pile foundation installation contractor based in Sacramento, California. The aggregate consideration for the acquisition was approximately $16.9 million, of which approximately $11.2 million was paid in cash at closing and $5.5 million is deferred and payable on the one-year anniversary of the acquisition. On January 8, 2026, we settled the remaining $5.5 million deferred acquisition payment obligation.
Our condensed consolidated financial statements include SDI's revenue and net income which were immaterial for the three and nine months ended September 30, 2026 and 2025. Pro forma financial information has not been presented for the SDI acquisition as the impact to our condensed consolidated financial statements was not material.
Spartan Acquisition
On June 13, 2025, we acquired 100% of the equity interests of Spartan for an approximate acquisition purchase price of $67.0 million, which was paid in cash at closing. Spartan specializes in providing services related to infrastructure development and investment, specifically Spartan self-performs electrical transmission construction services and provides procurement and subcontracting engineering services.
Our condensed consolidated financial statements include Spartan's revenue and net income which were immaterial for the three and nine months ended September 30, 2026 and 2025. Pro forma financial information has not been presented for the Spartan acquisition as the impact to our condensed consolidated financial statements was not material.
(15)    Details of Certain Accounts
Capitalized Project Development Costs
A reconciliation of capitalized project development costs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Capitalized project development costs, at beginning of period	$3,349	$24,283	$17,734	$25,204
Costs capitalized during the period, net of refunds	—	3,531	(1,062)	5,045
Costs expensed from sale of projects during the period	(3,349)	(2,801)	(12,407)	(4,484)
Impaired costs written off during the period	—	(6,215)	(4,265)	(6,967)
Capitalized project development costs, at end of period	$—	$18,798	$—	$18,798
Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Supplier deposits	$50,212	$43,485
Materials inventory	10,642	4,594
Non-trade receivables	213	3,473
Prepaid insurance	7,294	2,942
Rebates receivable	1,220	2,495
Other	7,681	3,898
Total prepaids and other current assets	$77,262	$60,887

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
Property and Equipment
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Machinery and equipment	$103,643	$80,022
Vehicles	4,911	4,391
Vehicles under finance leases	79,568	56,724
Furniture and fixtures	2,646	2,845
Leasehold improvements	15,516	15,214
Computer equipment	6,498	5,305
Construction in progress	7,162	3,340
Buildings and land	477	467
Property and equipment, gross	220,421	168,308
Less: Accumulated depreciation	(87,306)	(61,925)
Property and equipment, net of accumulated depreciation	$133,115	$106,383
The following table summarizes depreciation expense included in “Cost of revenue” and “Selling, general and administrative expenses”:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$9,039	$6,326	$25,446	$16,721
Selling, general and administrative expenses	1,078	923	3,000	2,755
Total depreciation expense	$10,117	$7,249	$28,446	$19,476
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Vendor payables and accrued purchases	$599,002	$422,853
Accrued compensation and benefits	97,865	70,286
Restricted Unit Appreciation Plan liability	31,566	32,854
Federal income tax payable	20,632	3,044
Indirect taxes payable	13,357	11,905
Accrued professional services	5,407	8,580
Warranty reserves	6,457	4,278
Deferred acquisition consideration	—	5,500
Contingent acquisition consideration	4,280	—
Accrued interest	—	2,918
Total accounts payable and accrued expenses	$778,566	$562,218
Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Warranty reserves	$9,276	$6,300
Deferred tax liability	6,150	5,339
Deferred compensation liability	—	5,343
Contingent acquisition consideration	4,055	—
Contract liabilities	1,141	1,362
Total other long-term liabilities	$20,622	$18,344

SOLV Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(16)    Subsequent Events
Acquisition of ASB Energy Services
On October 30, 2026, we acquired 100% of the issued and outstanding equity interests of ASB Energy Services, LLC, a Texas-based contractor specializing in substation foundations, civil construction and battery energy storage system infrastructure. Cash consideration for the acquisition was approximately $36.0 million, net of cash acquired. We additionally issued 376,836 shares of Class A common stock and are evaluating the portion attributable to purchase consideration versus post-combination compensation expense. We are in the process of determining the purchase price allocation and accounting for the transaction in accordance with ASC 805 – Business Combinations. As such, the initial accounting for the acquisition is incomplete as of the date of issuance of these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2026, and should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. This discussion and analysis contains forward-looking statements, including statements regarding industry outlook, our expectations for the future of our business and our liquidity and capital resources as well as other non-historical statements. These statements are based on current expectations and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in this Quarterly Report, including the “Cautionary Note Regarding Forward-Looking Statements,” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Our actual results may differ materially from those contained in or implied by these forward-looking statements. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We are a leading provider of infrastructure services to the power industry, including engineering, procurement, construction, testing, commissioning, operations, maintenance and repowering. We specialize in designing, building and maintaining utility-scale solar and battery storage projects and related T&D infrastructure. Our customers include project developers, independent power producers and utilities. Our new construction projects are typically commence with an LNTP agreement followed by a lump-sum EPC contract. We provide O&M services pursuant to long-term contracts that typically obligate the customer to pay us a fixed fee for operations and routine preventative maintenance and additional fees for corrective maintenance on a time and materials basis.
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
Recent Developments
Roberson Waite Acquisition
On July 1, 2026, we completed the previously announced acquisition of 100% of the ownership interests in Roberson Waite Electric (“Roberson Waite”) for total consideration of $49.5 million, which consisted of $40.3 million cash consideration paid at closing, customary post-closing adjustments of $0.9 million, and acquisition date fair value of contingent consideration of $8.3 million. The contingent cash consideration is payable in subsequent years, subject to achievement of certain performance criteria. Roberson Waite brings deep, long-standing relationships with major California utilities and specialized expertise in turnkey substation construction and battery storage deployments.
Exchange Transactions
In August 2026, certain Continuing Equity Owners exchanged an aggregate of 7,311,118 LLC Interests, together with an equal number of shares of our Class B common stock, for 7,311,118 shares of our Class A common stock pursuant to the terms of the SOLV Energy Holdings LLC Agreement. As a result of the exchanges, our direct and indirect ownership interest in Holdings increased from 61.1% to 64.8%, and we recognized an incremental deferred tax asset of $55.6 million and an incremental liability under the Tax Receivable Agreement of $50.4 million, the net effect of which was recorded as an adjustment to stockholders’ equity.
Factors Affecting Our Performance
Our revenues, profit, margins and other results of operations can be influenced by a variety of factors in any given period, including those described under the section entitled “Risk Factors” included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025, and those factors have caused fluctuations in our results in the past and are expected to cause fluctuations in our results of operations in the future. For additional information, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Factors Affecting Our Performance” included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the factors since our Annual Report.
The following table sets forth a summary of our financial highlights for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue	$1,241,793	$753,067	$2,869,841	$1,696,866
Gross profit	$220,912	$148,201	$479,598	$320,361
Net income	$122,747	$70,104	$162,166	$114,234
EBITDA(1)	$170,801	$105,397	$275,704	$212,497
Adjusted EBITDA(1)	$172,880	$121,532	$382,876	$241,852
(1)EBITDA and Adjusted EBITDA are non-GAAP financial measures. See “Key Performance Indicators and Non-GAAP Financial Measures” below for our definition of, and additional information about, EBITDA and Adjusted EBITDA, and for a reconciliation to net income, the most directly comparable U.S. GAAP financial measure.

Revenue disaggregated by job type

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
New Construction(1)	$1,192,775	$724,371	$2,756,630	$1,587,687
Existing Infrastructure(2)	37,752	25,744	90,686	88,653
Other(3)	11,266	2,952	22,525	20,526
Total	$1,241,793	$753,067	$2,869,841	$1,696,866
(1)Includes revenue for jobs involving the construction of a new solar, battery storage, T&D or other project pursuant to EPC contracts or LNTP agreements.
(2)Includes revenue from jobs involving maintaining, upgrading, repowering, or repairing existing solar, battery storage, T&D or other projects pursuant to commercial agreements.
(3)Includes development fees from the sale of projects we developed and sold to third parties and SDI small and large diameter drilling projects.
New construction revenue by project type

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Solar PV / Solar PV+BESS	$1,112,902	$653,420	$2,542,184	$1,440,636
Standalone Battery Storage	12,987	28,157	56,627	67,971
T&D	66,886	42,794	157,819	79,080
Total	$1,192,775	$724,371	$2,756,630	$1,587,687
Backlog
For infrastructure services providers, backlog can be an indicator of future revenue. As of September 30, 2026 our Total Backlog was $9.18 billion, which includes all Signed Backlog, Awarded Backlog, and Estimated Corrective Maintenance Backlog.
For a description of backlog categories, our methodology for determining backlog, and differences from remaining performance obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Performance Indicators and Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

Results of Operations
A discussion of our results of operations for the three and nine months ended September 30, 2026 and 2025 is set forth below.
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The following table summarizes our consolidated results of operations for the three months ended September 30, 2026 and 2025, including as a percentage of revenue, as well as the dollar and percentage change from the prior year's three months ended:

	Three Months Ended September 30,				Change
(in thousands)	2026		2025		$	%
Revenue	$1,241,793	100.0%	$753,067	100.0%	$488,726	64.9%
Cost of revenue(1)	1,020,881	82.2%	604,866	80.3%	416,015	68.8%
Gross profit	220,912	17.8%	148,201	19.7%	72,711	49.1%
Selling, general and administrative expenses(2) (3)	61,735	5.0%	50,522	6.7%	11,213	22.2%
Amortization expense	17,016	1.4%	14,879	2.0%	2,137	14.4%
Total operating expenses	78,751	6.3%	65,401	8.7%	13,350	20.4%
Operating income	142,161	11.4%	82,800	11.0%	59,361	71.7%
Loss on debt extinguishment	—	—%	—	—%	—	—%
Interest expense	1,742	0.1%	13,680	1.8%	(11,938)	(87.3%)
Interest income	(1,840)	(0.1%)	(1,049)	(0.1%)	(791)	(75.4%)
Other income, net	(1,507)	(0.1%)	(468)	(0.1%)	(1,039)	(222.0%)
Income before income taxes	143,766	11.6%	70,637	9.4%	73,129	103.5%
Income tax expense	21,019	1.7%	533	0.1%	20,486	3843.5%
Net income	122,747	9.9%	70,104	9.3%	52,643	75.1%
Net income (loss) attributable to non-controlling interests and LLC members prior to IPO	52,856	4.3%	(3)	—%	52,859	NM
Net income attributable to SOLV Energy, Inc.	$69,891	5.6%	$70,107	9.3%	$(216)	(0.3%)
(1)Includes non-cash compensation expense of $(6.2) million and nil for the three months ended September 30, 2026 and 2025, respectively.
(2)Includes non-cash compensation expense of $3.8 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively.
(3)Includes management fees paid to American Securities that are no longer being incurred following the IPO date, one-time IPO related costs, non-recurring transaction and integration costs inclusive of deferred compensation or earn-out structures to employees of acquired businesses that are not related to normal course compensation and are conditioned on post-closing service obligations, and other non-cash or non-recurring expenses. We recorded management fees, including reimbursable expenses, of nil and $0.8 million for the three months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026, we recorded $5.3 million related to transaction and integration costs, and non-capitalized IPO related costs.
NM – Percentage is not meaningful
Revenue
Revenue increased by $488.7 million to $1,241.8 million for the three months ended September 30, 2026 compared to $753.1 million for the three months ended September 30, 2025, primarily driven by an increase in new construction of $468.4 million, an increase in existing infrastructure of $12.0 million, and an increase in other revenues of $8.3 million, primarily from project development sales.
Cost of revenue
Cost of revenue increased by $416.0 million to $1,020.9 million for the three months ended September 30, 2026 compared to $604.9 million for the three months ended September 30, 2025, in line with the increase in revenues. Gross profit as a percentage of revenue decreased for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 primarily due to project performance including contingency release from later stage projects during the three months ended September 30, 2025. Additional decreases in gross profit as a percentage of revenue related to the prospective 2026 classification of annual incentive compensation accruals in Cost of revenue rather than Selling, general and administrative expenses.
Selling, general and administrative expenses

	Three Months Ended September 30,				Change
(in thousands)	2026		2025		$	%
Selling, general and administrative expenses	$61,735	100.0%	$50,522	100.0%	$11,213	22.2%
Less: Non-cash compensation expense	3,797	6.2%	899	1.8%	2,898	322.4%
Less: Transaction, integration, and non-capitalized IPO related costs	5,329	8.6%	6,709	13.3%	(1,380)	(20.6)%
Remaining selling, general and administrative expenses	$52,609	85.2%	$42,914	84.9%	$9,695	22.6%

Selling, general and administrative expenses increased by $11.2 million to $61.7 million for the three months ended September 30, 2026 compared to $50.5 million for the three months ended September 30, 2025. The increase was primarily driven by $3.0 million of higher non-cash compensation expense, including a $5.0 million increase related to legacy equity awards that were modified in connection with the IPO reorganization, a $3.1 million increase from restricted stock and stock option grants, offset by a $5.1 million decrease in the fair value of the RUA liability due to changes in our stock price. The increase also reflected a $10.5 million investment in the organization to support administrative needs and new growth, offset by $2.3 million lower costs incurred to prepare for the IPO in 2026.
Amortization expense
Amortization expense increased by $2.1 million to $17.0 million for the three months ended September 30, 2026 compared to $14.9 million for the three months ended September 30, 2025, which was a result of amortization expense related to newly acquired intangible assets resulting from recent acquisitions and acceleration of amortization expense from revision of useful life of certain CS Energy intangible assets.
Interest expense
Interest expense decreased by $11.9 million to $1.7 million for the three months ended September 30, 2026 compared to $13.7 million for the three months ended September 30, 2025, which was primarily driven by lower interest expense as a result of the retirement of the Term Loans from proceeds from the IPO in February 2026.
Interest income
Interest income increased by $0.8 million to $1.8 million for the three months ended September 30, 2026 compared to $1.0 million for the three months ended September 30, 2025, due to higher interest income on higher cash balances.
Other income, net
Other income, net increased by $1.0 million for the three months ended September 30, 2026 compared to an income of $0.5 million for the three months ended September 30, 2025, which was a result of the remeasurement of our Tax Receivable Agreement liability.
Income tax expense
Income tax expense increased by $20.5 million to $21.0 million for the three months ended September 30, 2026, compared to $0.5 million for the three months ended September 30, 2025. The increase primarily resulted from us becoming subject to U.S. federal, state and local income taxes on our allocable share of taxable income of Holdings following the IPO and Transactions.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following table summarizes our consolidated results of operations for the nine months ended September 30, 2026 and 2025, including as a percentage of revenue, as well as the dollar and percentage change from the prior year's nine months ended:

	Nine Months Ended September 30,				Change
(in thousands)	2026		2025		$	%
Revenue	$2,869,841	100.0%	$1,696,866	100.0%	$1,172,975	69.1%
Cost of revenue(1)	2,390,243	83.3%	1,376,505	81.1%	1,013,738	73.6%
Gross profit	479,598	16.7%	320,361	18.9%	159,237	49.7%
Selling, general and administrative expenses(2) (3)	225,759	7.9%	127,749	7.5%	98,010	76.7%
Amortization expense	49,176	1.7%	42,415	2.5%	6,761	15.9%
Total operating expenses	274,935	9.6%	170,164	10.0%	104,771	61.6%
Operating income	204,663	7.1%	150,197	8.9%	54,466	36.3%
Loss on debt extinguishment	10,688	0.4%	—	—%	10,688	100.0%
Interest expense	10,041	0.3%	40,433	2.4%	(30,392)	(75.2%)
Interest income	(5,133)	(0.2%)	(5,904)	(0.3%)	771	13.1%
Other income, net	(4,107)	(0.1%)	(408)	—%	(3,699)	(906.6%)
Income before income taxes	193,174	6.7%	116,076	6.8%	77,098	66.4%
Income tax expense	31,008	1.1%	1,842	0.1%	29,166	1583.4%
Net income	162,166	5.7%	114,234	6.7%	47,932	42.0%
Net income (loss) attributable to non-controlling interests and LLC members prior to IPO	78,663	2.7%	586	—%	78,077	NM
Net income attributable to SOLV Energy, Inc.	$83,503	2.9%	$113,648	6.7%	$(30,145)	(26.5%)
(1)Includes non-cash compensation expense of $4.5 million and nil for the nine months ended September 30, 2026 and 2025, respectively.
(2)Includes non-cash compensation expense of $72.8 million and $2.9 million for the nine months ended September 30, 2026 and 2025, respectively, related primarily to the modification and accelerated vesting of legacy equity awards in connection with the IPO.

(3)Management fees paid to American Securities that are no longer being incurred following the IPO date, one-time IPO related costs, non-recurring transaction and integration costs inclusive of deferred compensation or earn-out structures to employees of acquired businesses that are not related to normal course compensation and are conditioned on post-closing service obligations, and other non-cash or non-recurring expenses. We recorded management fees, including reimbursable expenses, of $0.8 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, we recorded $16.6 million related to transaction and integration costs, and noncapitalized IPO related costs.
NM – Percentage is not meaningful
Revenue
Revenue increased by $1,173.0 million to $2,869.8 million for the nine months ended September 30, 2026 compared to $1,696.9 million for the nine months ended September 30, 2025, which was primarily driven by an increase in new construction $1,169.0 million, increase in existing infrastructure of $2.0 million, and an increase in other revenues of $2.0 million, primarily from project development sales.
Cost of revenue increased by $1,013.7 million to $2,390.2 million for the nine months ended September 30, 2026 compared to $1,376.5 million for the nine months ended September 30, 2025, in line with the increase in revenues. Gross profit as a percentage of revenue decreased for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 primarily due to project performance including contingency release from later stage projects, and the impact from a significant repair project in 2025. Additional decreases in gross profit as a percentage of revenue related to the prospective 2026 classification of certain non-cash compensation and annual incentive compensation accruals in Cost of revenue rather than Selling, general and administrative expenses.
Selling, general and administrative expenses

	Nine Months Ended September 30,				Change
(in thousands)	2026		2025		$	%
Selling, general and administrative expenses	$225,759	100.0%	$127,749	100.0%	$98,010	76.7%
Less: Non-cash compensation expense	72,776	32.2%	2,871	2.2%	69,905	2434.9%
Less: Transaction, integration, and non-capitalized IPO related costs	16,566	7.3%	14,792	11.6%	1,774	12.0%
Remaining selling, general and administrative expenses	$136,417	60.4%	$110,086	86.2%	$26,331	23.9%
Selling, general and administrative expenses increased by $98.0 million to $225.8 million for the nine months ended September 30, 2026 compared to $127.7 million for the nine months ended September 30, 2025.The increase was primarily driven by $69.9 million of higher non-cash compensation expense, including a $64.4 million increase related to legacy equity awards that were modified in the IPO reorganization, which included a $52.3 million one-time charge, a $7.1 million increase from restricted stock and stock option grants, and a $1.6 million decrease in the fair value adjustment of the RUA liability due to changes in our stock price. The increase also reflected a $27.2 million investment in the organization to support administrative needs and new growth, and $0.9 million of non-recurring transaction and integration costs. These increases were partially offset by prospective 2026 classification of certain non-cash compensation and annual incentive compensation expense accruals in Cost of revenue rather than Selling, general and administrative expenses, lower costs incurred to prepare for the IPO in 2026, and management fees no longer being incurred following IPO.
Amortization Expense
Amortization expense increased by $6.8 million to $49.2 million for the nine months ended September 30, 2026 compared to $42.4 million for the nine months ended September 30, 2025, which was a result of amortization expense related to newly acquired intangible assets resulting from recent acquisitions and acceleration of amortization expense from revision of useful life of certain CS Energy intangible assets.
Interest expense
Interest expense decreased by $30.4 million to $10.0 million for the nine months ended September 30, 2026 compared to $40.4 million for the nine months ended September 30, 2025, which was primarily driven by lower interest expense as a result of the retirement of the Term Loans from proceeds from the IPO in February 2026.
Interest income
Interest income decreased by $0.8 million to $5.1 million for the nine months ended September 30, 2026 compared to $5.9 million for the nine months ended September 30, 2025, which was primarily a result of customer interest received from delayed payments of $2.6 million in 2025, partially offset by $1.8 million higher interest income on higher cash balances.
Other income, net
Other income, net increased by $3.7 million to $4.1 million for the nine months ended September 30, 2026 compared to a income of $0.4 million for the nine months ended September 30, 2025, primarily due to the remeasurement of our Tax Receivable Agreement liability.

Income tax expense
Income tax expense increased by $29.2 million to $31.0 million for the nine months ended September 30, 2026, compared to $1.8 million for the nine months ended September 30, 2025. The increase primarily resulted from us becoming subject to U.S. federal, state and local income taxes on our allocable share of taxable income of Holdings following the IPO and Transactions, as well as from the impact of a one-time, non-cash stock-based compensation charge related to the modification of legacy equity awards that was not deductible for income tax purposes.
Components of our Results of Operations
The following discussion describes certain line items in our condensed consolidated statements of operations. There have been no material changes to the components of our results of operations described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2025, except as described below.
Non-controlling interest
In connection with the Transactions, our wholly-owned subsidiary was appointed as the sole managing member of Holdings pursuant to the SOLV Energy Holdings LLC Agreement. Because we indirectly manage and operate the business and control the strategic decisions and day-to-day operations of Holdings and also have a substantial financial interest in Holdings, we consolidate the financial results of Holdings, and a portion of our net income is allocated to the non-controlling interest to reflect the entitlement of the Continuing Equity Owners to a portion of Holdings’s net income. We hold approximately 64.8% of the LLC Interests, and the remaining LLC Interests are held by the Continuing Equity Owners.
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
Backlog is a measure commonly used in our industry but not recognized under GAAP. We believe this measure enables management to more effectively forecast our future revenues and identify future operating trends that may not otherwise be apparent. We believe this measure is also useful for investors in forecasting our future results and comparing us to our competitors. Our methodology for determining backlog may not be comparable to the methodologies used by other companies. Additionally, backlog differs from the amount of the remaining performance obligations, which are described in Note 4 – Revenue from Contracts with Customers in the notes to the unaudited condensed consolidated financial statements.
Gross Margin
Gross margin is defined as gross profit divided by total revenue. We use this metric because it provides insights into the profitability of our jobs and helps us make informed decisions about our cost management.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for gross margin)	2026	2025	2026	2025
Revenue	$1,241,793	$753,067	$2,869,841	$1,696,866
Cost of revenue	1,020,881	604,866	2,390,243	1,376,505
Gross profit	$220,912	$148,201	$479,598	$320,361
Gross margin	17.8%	19.7%	16.7%	18.9%

EBITDA and Adjusted EBITDA
In addition to financial measures determined in accordance with GAAP, we consider a variety of financial and operating measures in assessing the performance of our business. The key non-GAAP measures we use are EBITDA and Adjusted EBITDA.
EBITDA represents net income before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to exclude: (i) non-cash compensation expense; (ii) the (gain) or loss on the disposal of assets and the extinguishment of debt; (iii) the change in fair value of derivatives; (iv) the change in fair value of investments; (v) non-recurring private equity management fees; (vi) Tax Receivable Agreement liability remeasurements; and (vii) certain other items which we do not consider indicative of future operating performance such as one-time legal settlements not considered part of normal course business operations, transaction, integration, transition and other non-cash costs. We adjust for these items in our Adjusted EBITDA as our management believes these items would distort from their ability to efficiently view and assess core operating trends.
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
EBITDA and Adjusted EBITDA are not defined under GAAP. Our use of the terms EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies in our industry and are not measures of performance calculated in accordance with GAAP. Our presentation of EBITDA and Adjusted EBITDA are intended as supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income, net income, earnings per share, net sales, net income margin or any other performance measures derived in accordance with GAAP, or as measures of operating cash flows or liquidity.
EBITDA and Adjusted EBITDA have important limitations as analytical tools, and such measures should not be considered either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations include:
•EBITDA and Adjusted EBITDA do not reflect our interest expense or the cash requirements necessary to service interest or principal payments on our debt;
•EBITDA and Adjusted EBITDA do not reflect our tax expenses or the cash requirements to pay our taxes;
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements; and
•Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently, limiting their usefulness as comparative measures.
In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this Quarterly Report.
The following table reconciles the differences between Adjusted EBITDA and net income, which is the most comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for gross margin)	2026	2025	2026	2025
Net income	$122,747	$70,104	$162,166	$114,234
Interest expense	1,742	13,680	10,041	40,433
Interest income	(1,840)	(1,049)	(5,133)	(5,904)
Provision for income taxes	21,019	533	31,008	1,842
Depreciation and amortization	27,133	22,129	77,622	61,892
EBITDA	170,801	105,397	275,704	212,497
Non-cash compensation expense	(2,421)	899	77,249	2,871
Gain on the disposal of property and equipment	(140)	(260)	(174)	(257)
Loss on the extinguishment of debt	—	—	10,688	—
Tax receivable agreement remeasurement	(1,252)	—	(3,680)	—
Change in the fair value of derivative	—	(33)	(1)	21
Non-recurring private equity management fees, transaction, integration and transition costs, and other non-cash costs(1)	5,892	15,529	23,090	26,720
Adjusted EBITDA	$172,880	$121,532	$382,876	$241,852

(1)Consists of management fees paid to American Securities, that are no longer being incurred following the IPO date, one-time IPO related costs, non-recurring transaction and integration costs inclusive of deferred compensation or earn-out structures to employees of acquired businesses that are not related to normal course compensation and are conditioned on post-closing service obligations, and other non-cash or non-recurring expenses. We recorded management fees, including reimbursable expenses, of nil and $0.8 million for the three months ended September 30, 2026 and 2025, respectively and $0.8 million and $2.7 million for the nine months ended September 30, 2026 and 2025. For the three months ended September 30, 2026, we recorded $5.3 million related to transaction and integration costs, and non-capitalized IPO related costs. For the nine months ended September 30, 2026, we recorded $16.6 million related to transaction and integration costs, and noncapitalized IPO related costs, and wrote-off $5.2 million of capitalized development costs and other development assets included in Cost of revenue related to activity from the historical development business no longer in service, which were offset by miscellaneous immaterial adjustments.
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
Sources and Uses of Liquidity
We have historically funded our operations and business activities primarily from cash flows from operating activities as well as borrowings under our Prior Credit Facilities. As of September 30, 2026, we had $422.1 million of cash, $187.1 million of undrawn availability under our New Revolving Credit Facility and $12.9 million in letters of credit issued and outstanding. We believe that our existing cash balances, cash flows from our operations and borrowings under our New Revolving Credit Facility will be sufficient to fund our operations for at least the next twelve months.
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
See “Item 1A. Risk Factors—Risks Related to Our Organizational Structure” and “Item 13. Certain Relationships and Related Transactions, and Director Independence” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Cash Flows
The following tables present a summary of our consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$177,272	$122,652
Net cash used in investing activities	$(64,121)	$(68,233)
Net cash used in financing activities	$(85,895)	$(54,337)
Operating activities
Net cash flow provided by operating activities for the nine months ended September 30, 2026 was a net cash inflow of $177.3 million, an increase of $54.6 million as compared to a net cash inflow of $122.7 million for the nine months ended September 30, 2025. This increase was driven by a $136.1 million increase in net income after adjusting for non-cash items, partially offset by higher net cash outflows of $81.5 million related to operating assets and liabilities, primarily supplier deposits and materials inventory, as well as timing of customer collections.
Investing activities
Net cash flow used in investing activities for the nine months ended September 30, 2026 was a net cash outflow of $64.1 million, a decrease of $4.1 million as compared to a net cash outflow of $68.2 million for the nine months ended September 30, 2025. This decrease was primarily driven by a $18.0 million decrease in cash paid for acquisitions, partially offset by a $13.9 million increase in capital expenditures.
Financing activities
Net cash flow used in financing activities for the nine months ended September 30, 2026 was a net cash outflow of $85.9 million, an increase of $31.6 million as compared to a net cash outflow of $54.3 million for the nine months ended September 30, 2025. This increase was primarily driven by the increase of term debt repayments from extinguishment of term debt of $402.2 million, repurchase of LLC interests of $291.7 million, increased distributions to members of Holdings of $116.8 million, $47.0 million of term debt and equipment financing borrowings in 2025, a $5.5 million increase for payment of deferred acquisition consideration, a $8.8 million increase in payments for equity and debt issuance costs, and a $3.9 million increase in the payment of finance leases and equipment financing, offset by net proceeds from issuance of Class A common stock of $844.2 million.

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

Further, we evaluated the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the Tax Receivable Agreement will be estimated at the time of any purchase or redemption and is expected to be accounted for as an adjustment to member’s equity, and the effects of changes in any of our estimates after this date will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized and, when necessary, a valuation allowance is established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. A change in the assessment of such consequences, such as realization of deferred tax assets, changes in tax laws or interpretations thereof could materially impact our results.
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
Equity-Based Compensation
The 2026 Equity Incentive Plan, which was approved in connection with the IPO, provides for the issuance of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. We have granted equity instruments consisting of restricted stock awards (“RSAs”), restricted stock units ("RSUs"), stock options and restricted unit appreciation awards (“RUA”) to certain employees. We recognize non-cash compensation expense for equity awards over the requisite service period. The RSAs, RSUs, stock options and RUA vest following time-based vesting conditions.
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
As of the date of this Quarterly Report, all of the RUA awards have vested and the outstanding RUA awards will be settled in cash within 60 days following December 23, 2026, based on the fair market value of the Class A common stock on December 23, 2026. The amount that is payable to settle the RUA awards is approximately $31.6 million as of September 30, 2026 based on the fair market value of the Class A common stock thereon.
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
Off-Balance Sheet Arrangements
As of September 30, 2026, we had no off-balance sheet arrangements.
Recent Accounting Pronouncements
See Note 3 – Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding new accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates and inflation. These market risks arise in the normal course of business. During the nine months ended September 30, 2026, there have been no material changes to the information included under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act, as of September 30, 2026. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
As previously described in “Item 9.A. Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, our management identified material weaknesses in our internal control over financial reporting, which continue to exist as of September 30, 2026. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weaknesses in our internal control over financial reporting:
•We did not design and implement appropriate controls, policies or procedures over the procure-to-pay process, including the recognition of liabilities incurred and prepayments at period-end. We also lacked appropriate controls around the vendor set-up process and approvals of transactions entered into with vendors as well as controls pertaining to completeness and accuracy of indirect tax accruals on purchases.
•We did not design and operate effective controls over percentage-of-completion revenue recognition and disclosure, including controls over timely and accurate revenue cut-off, estimates to complete, identification of contracts, transaction price and transaction price allocated to unsatisfied performance obligation disclosures. Further, we did not have sufficient personnel with an appropriate level of technical accounting knowledge to review our revenue recognition conclusions.
•We did not design or operate effective controls over the review of third-party analyses to determine fair value for purposes of goodwill impairment assessments, business combinations and equity award valuations, including review of significant assumptions and valuation methodologies.
•We did not design or operate IT general controls related to user access, change management, segregation of duties, and system operations within all IT systems and applications deemed relevant to our financial reporting.
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
Remediation Efforts
As previously described in “Item 9.A. Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, we take the remediation of the material weaknesses described above seriously and continue to take steps to establish effective internal control over financial reporting. We began implementing a remediation plan to address the material weaknesses identified in the prior year, and our management continues to be actively engaged in the remediation efforts. We have made progress in executing our remediation plan and are continuing to enhance our control environment, including through the following actions:
•designing and documenting our internal control framework and implementing entity level, business process and IT controls. This includes formalizing and performing additional control activities across key financial reporting processes, including process-level and transaction-level controls in areas such as procure-to-pay, revenue recognition, fair value measurements and other significant estimates, period-end financial reporting, and IT General Controls;
•enhancing our risk assessment procedures through the use of more formalized assessments that consider business risks relevant to financial reporting objectives, including identification of significant entities, accounts, processes and systems, and the relevant assertions, which are refreshed as changes in risk occur and communicating the results;
•strengthening our internal communications around the importance of internal controls and establishing broader oversight responsibilities, including through the use of a formal executive-level Steering Committee;
•continuing to hire and integrate additional personnel with technical accounting, information technology and public company reporting experience, including individuals with responsibility for the design, execution and review of internal controls;
•developing and enhancing accounting policies and procedures to support the consistent execution, review and documentation of controls across key processes and significant accounting areas;
•providing training and other internal communications to relevant personnel, including process owners and control owners regarding related responsibilities for the design, execution and documentation of internal controls including the generation of data; and
•implementing additional system capabilities related to procurement to improve process standardization, approvals, and documentation.

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
Changes in Internal Control Over Financial Reporting
Except for the remediation measures described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the quarterly period ended September 30, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of SOLV Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K, filed on March 25, 2026)

3.2	Amended and Restated Bylaws of SOLV Energy, Inc. incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed on March 25, 2026)

10.1*	Form of Stock Award Agreement

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document. 101.DEF* Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(*) Filed herewith.

(**) Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
November 12, 2026 SOLV ENERGY, INC.

By: /s/ Chad Plotkin Name: Chad Plotkin
Title: Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)